Form 10QSB
period 2002-01-31
SUN & SURF INC
filed 2002-03-14
CIK 1163968

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.

( )  Transition Report Under Section 13 or 15(d) of The Exchange Act

              For the transition period from          to
                                            ----------  ----------

                        Commission file number 000-33515


                                 Sun & Surf Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                       11-3619828
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

 57 Main Street, East Hampton, New York                       11937
 --------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

                                  516-356-2298
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
                  --------------------------------------------
                 (Former name,former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    4,960,250

                         Part 1 - Financial Information


Item 1. Financial Statements.



                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                               ACCOUNTANT'S REPORT
                               -------------------


To the Board of Directors and Stockholders
Sun & Surf Inc.
Southampton, New York

I have reviewed the accompanying balance sheet of Sun & Surf Inc. as of January 31, 2002, and the related statements of income, stockholders' equity and cash flows, for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Sun & Surf Inc.

A review consists principally of inquiries of Company personnel analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

March 6, 2002



                                      SUN & SURF INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------
                                                              January 31,     October 31,
                                                                  2002            2001
                                                              (Unaudited)      (Audited)
                                                                 ------          ------
Current assets
    Cash                                                         $2,800          $1,073
                                                                 ------          ------
Property and equipment, net                                       4,480           4,825
                                                                 ------          ------
Total assets                                                     $7,280          $5,898
                                                                 ======          ======


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Income taxes payable                                         $ --            $  168
                                                                 ------          ------
Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding    4,960           4,960
    Additional paid-in capital                                      694             694
    Retained earnings                                             1,626              76
                                                                 ------          ------
Total stockholders' equity                                        7,280           5,730
                                                                 ------          ------
Total liabilities and stockholders' equity                       $7,280          $5,898
                                                                 ======          ======


                  See accompanying notes and accountant's review report.

                                            F-2

                                 SUN & SURF INC.
                               STATEMENT OF INCOME
                   For the Three Months Ended January 31, 2002



Revenue
    Commission income                                                 $    1,969

Selling and administrative expenses                                          419
                                                                      ----------
Net income                                                            $    1,550
                                                                      ==========
Net income per common share                                           $      .00
                                                                      ==========
Weighted average common shares outstanding                             4,960,250
                                                                      ==========


             See accompanying notes and accountant's review report.



                                    SUN & SURF INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period November 30, 2000 (Inception) to January 31, 2002




                                             Common Stock       Additional
                                        ---------------------    Paid-in    Retained
                                          Shares      Amount     Capital    Earnings
                                        ---------   ---------   ---------   ---------

Balances, November 30, 2000                  --     $    --     $    --     $    --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.   4,710,250       4,710         694        --

    Common stock issued for services,
      valued at $.001 per share           250,000         250        --          --

    Net income                               --          --          --            76
                                        ---------   ---------   ---------   ---------
Balances, October 31, 2001              4,960,250       4,960         694          76

    Net income for the period                --          --           --        1,550
                                        ---------   ---------   ---------   ---------
Balances, January 31, 2002              4,960,250   $   4,960   $     694   $   1,626
                                        =========   =========   =========   =========


                See accompanying notes and accountant's review report.

                                          F-4

                                 SUN & SURF INC.
                             STATEMENT OF CASH FLOWS
                   For the Three Months Ended January 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $ 1,550
    Adjustments to reconcile net income to net
         cash provided by operating activities
         Depreciation                                                       345
         Changes in assets and liabilities
            Decrease in income taxes payable                               (168)
                                                                        -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,727
                                                                        -------
CASH FLOWS FROM INVESTING ACTIVITIES                                       --
                                                                        -------
CASH FLOWS FROM FINANCING ACTIVITIES                                       --
                                                                        -------
NET INCREASE IN CASH                                                      1,727

CASH - BEGINNING                                                          1,073
                                                                        -------
CASH - ENDING                                                           $ 2,800
                                                                        =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
         Interest                                                       $  --
                                                                        =======
         Income taxes                                                   $    13
                                                                        =======


             See accompanying notes and accountant's review report.

                                 SUN & SURF INC.
                                   FORM 10QSB
                         QUARTER ENDED JANUARY 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)



Note 1 - Condensed Financial Statements

Basis of Presentation
----------------------

The accompanying interim unaudited financial statements include the accounts of Sun & Surf Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending October 31, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the period November 30, 2000 (Inception) to October 31, 2001.

 Note 2 - Net Income Per Common Share

Net income per common share is computed by dividing the net income by the weighted average shares outstanding during the period.

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                               ACCOUNTANT'S REPORT
                               -------------------


To the Board of Directors and Stockholders
J. Espo's Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of J. Espo's Inc. as of January 31, 2001, and the related statements of operations, stockholders' equity and cash flows, for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of J. Espo's Inc.

A review consists principally of inquiries of Company personnel analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

March 6, 2002



                                      J. ESPO'S INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------
                                                               January 31,     October 31,
                                                                  2001            2000
                                                               (Unaudited)      (Audited)
                                                                 --------        --------
Current assets
    Cash                                                         $ 76,717        $145,711
    Accounts receivable                                             1,091           2,076
    Inventory                                                     299,220         253,840
    Prepaid expenses                                                5,811           3,050
                                                                 --------        --------
Total current assets                                              382,839         404,677
                                                                 --------        --------
Property and equipment, net                                        43,946          46,982
                                                                 --------        --------
Other assets
    Deferred income taxes                                           2,993           2,993
                                                                 --------        --------
Total assets                                                     $429,778        $454,652
                                                                 ========        ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $ 15,041        $ 27,610
    Accounts payable                                                 --            10,928
    Accrued expenses                                               13,652          11,201
    Current portion of long-term debt                               4,981           4,869
    Note payable                                                   28,000            --
    Taxes payable                                                   1,029           6,383
                                                                 --------        --------
Total current liabilities                                          62,703          60,991
                                                                 --------        --------
Long-term liabilities
    Long-term debt, net of current portion                          8,377           9,666
                                                                 --------        --------

Stockholders' equity
    Common stock, $.01 par value, 25,000,000 shares
        authorized and 4,710,250 shares issued and outstanding     47,103          47,103
    Additional paid-in capital                                    263,456         263,456
    Retained earnings                                              48,139          73,436
                                                                 --------        --------
Total stockholders' equity                                        358,698         383,995
                                                                 --------        --------
Total liabilities and stockholders' equity                       $429,778        $454,652
                                                                 ========        ========


                  See accompanying notes and accountant's review report.

                                           F-8

                                 J. ESPO'S INC.
                             STATEMENT OF OPERATIONS
                   For the Three Months Ended January 31, 2001



Sales                                                               $   104,050

Cost of goods sold                                                       51,625
                                                                    -----------
Gross profit                                                             52,425

Selling and administrative expenses                                      78,555
                                                                    -----------
Loss from operations                                                    (26,130)

Other income (expense)
    Interest income                                                       1,220
    Interest expense                                                       (387)
                                                                    -----------
Total other income (expense)                                                833
                                                                    -----------
Net loss                                                            $   (25,297)
                                                                    ===========
Net loss per common share                                           $      (.01)
                                                                    ===========
Weighted average common shares outstanding                            4,710,250
                                                                    ===========


             See accompanying notes and accountant's review report.



                                       J. ESPO'S INC.
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Period November 1, 1999 to January 31, 2002




                                              Common Stock          Additional
                                        ------------------------      Paid-in     Retained
                                          Shares        Amount        Capital     Earnings
                                        ----------    ----------    ----------   ----------
Balances, November 1, 1999               2,356,250    $   23,563    $  116,456   $   62,845

    Officer's loan converted to stock    2,000,000        20,000          --           --

    Common stock issued for services,
      valued at $.01 per share              60,000           600          --           --

    Common stock retired                    (6,000)          (60)         --           --

    Sale of common stock                   300,000         3,000       147,000         --

    Net income                                --            --            --         10,591
                                        ----------    ----------    ----------   ----------
Balances, October 31, 2001               4,710,250        47,103       263,456       73,436

    Net loss for the period                   --            --            --        (25,297)
                                        ----------    ----------    ----------   ----------
Balances, January 31, 2002               4,710,250    $   47,103    $  263,456   $   48,139
                                        ==========    ==========    ==========   ==========


                   See accompanying notes and accountant's review report.

                                              F-10

                                 J. ESPO'S INC.
                             STATEMENT OF CASH FLOWS
                   For the Three Months Ended January 31, 2001



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (25,297)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                     5,495
         Changes in assets and liabilities
            Decrease in accounts receivable                                 985
            Increase in inventory                                       (45,380)
            Increase in prepaid expenses                                 (2,761)
            Decrease in accounts payable                                (10,928)
            Increase in accrued expenses                                  2,451
            Decrease in taxes payable                                    (5,354)
                                                                      ---------
              NET CASH USED IN OPERATING ACTIVITIES                     (80,789)
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                  (2,459)
                                                                      ---------
              NET CASH USED IN INVESTING ACTIVITIES                      (2,459)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit                                         45,500
    Payments on line of credit                                          (17,500)
    Payments on long-term borrowing                                      (1,177)
    Loans from officer/stockholder                                       10,422
    Repayment of loans from officer/stockholder                         (22,991)
                                                                      ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                  14,254
                                                                      ---------

NET DECREASE IN CASH                                                    (68,994)

CASH - BEGINNING                                                        145,711
                                                                      ---------
CASH - ENDING                                                         $  76,717
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                                     $     387
                                                                      =========
         Income taxes                                                 $   5,025
                                                                      =========

             See accompanying notes and accountant's review report.

                                 J. ESPO'S INC.
                                   FORM 10QSB
                         QUARTER ENDED JANUARY 31, 2001
                          Notes to Financial Statements
                                   (Unaudited)



Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of
J. Espo's Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the period November 1, 2000 to June 6, 2001. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended October 31, 2000.

 Note 2 - Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview
Sun & Surf Inc. offers to retailers and wholesalers its expertise in marketing, management and distribution of the action sports industry. It offers to retailers a step-by-step process of opening a retail store or department within a retail store relating to extreme sports. It also offers an introduction and establishment to key wholesalers within this industry. The company offers to wholesale sourcing to manufacturers, design and production of products related to the action sports industry. Sun & Surf Inc. also works as a agent to various manufacturers and wholesalers to sell their products to retailers.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, That the products and services that Sun & Surf Inc. offers remain in demand by consumers, retailers and wholesalers and that the action sport industry continues to grow. Surf & Surf will have limited control over the retention of key employees.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intended," "plan," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Results of Operation

Our revenues for the quarter ended January 31, 2002 were $1,969. This represents a 98% decrease from the quarter ending January 31, 2001 when we reported revenue of $104,050. the revenue were attributable to the commission on consultant and sales of sporting goods and clothing. The January 31, 2000 sales include the sales of JRE Inc. predecessor J.Espo's Inc. operation of Retail, wholesale, internet and consultant. Selling and administrative expenses for the quarter January 31, 2002 $419. this represents expense related to the sales. After expenses we reported net income of $1,550, a increase over the net loss of ($25,297) report January 31, 2001.

Future Business

Sun & Surf is planning on filing a franchise prospectus in the State of New York within the next 12 months. Sun & Surf Inc. will be marketing and selling a Action Sport Retail Store, after approval from New York State.


Liquidity and Capital Resources

Sun & Surf Inc. current expenses can be supported by existing revenues. The company does not known of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the companies short-term, long-term liquidity or net sales or revenues or income from continuing operations. Sun & Surf does not see any material commitments for capital expenditure and any significant elements of income or loss to arise from continuing operations.

The company does not plan to sell any securities in the foreseeable future.


                           Part II--Other Information

Item 1.  Legal Proceedings   (None)

Item 2.  Change in Securities   (None)

Item 3.  Defaults Upon Senior Securities   (None)

Item 4.  Submission of Matters to a Vote of Security Holders   (None)

Item 5.  Other Information   (None)

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number             Name and /or Identification of Exhibit
------             --------------------------------------

(6)                No Exhibit Required

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Sun & Surf Inc.
                                             (Registrant)

March 10, 2002

                                            By:  /s/  Jeffrey R Esposito
                                               --------------------------------
                                                      Jeffrey R Esposito
                                                      President, Director