Form 10QSB
period 2002-07-31
SUN & SURF INC
filed 2002-09-13
CIK 1163968

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002.

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

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------


To the Board of Directors and Stockholders
Sun & Surf Inc.
Southampton, New York

I have reviewed the accompanying balance sheet of Sun & Surf Inc. as of July 31, 2002, and the related statements of operations, stockholders' equity and cash flows, for the nine months ended July 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.


Plainview, New York

September 10, 2002



                                      SUN & SURF INC.
                                      BALANCE SHEETS


                                          ASSETS
                                          ------

                                                                 July 31,     October 31,
                                                                  2002           2001
                                                               (Unaudited)     (Audited)
                                                                 -------        -------
Current assets
    Cash                                                         $ 7,246        $ 1,073
                                                                 -------        -------
Property and equipment, net                                        3,791          4,825
                                                                 -------        -------
Total assets                                                     $11,037        $ 5,898
                                                                 =======        =======


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities
    Due to officer/stockholder                                   $ 2,500        $  --
    Accounts payable                                               2,000           --
    Income taxes payable                                            --              168
                                                                 -------        -------
Total liabilities                                                  4,500            168
                                                                 -------        -------
Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960          4,960
    Additional paid-in capital                                       694            694
    Retained earnings                                                883             76
                                                                 -------        -------
Total stockholders' equity                                         6,537          5,730
                                                                 -------        -------
Total liabilities and stockholders' equity                       $11,037        $ 5,898
                                                                 =======        =======


                  See accompanying notes and accountant's review report.

                                             2

                                 SUN & SURF INC.
                            STATEMENTS OF OPERATIONS


                                                        Nine           Nine
                                                    Months Ended    Months Ended
                                                      July 31,        July 31,
                                                       2002            2001
                                                    -----------     -----------

Revenue
    Commission income                               $     3,744     $      --

Selling and administrative expenses                       2,937             281
                                                    -----------     -----------

Net income (loss)                                   $       807     $      (281)
                                                    ===========     ===========

Net income (loss) per common share                  $       .00     $      (.00)
                                                    ===========     ===========

Weighted average common shares outstanding            4,960,250       4,960,250
                                                    ===========     ===========


             See accompanying notes and accountant's review report.



                                      SUN & SURF INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period November 30, 2000 (Inception) to July 31, 2002



                                             Common Stock         Additional
                                        -----------------------     Paid-in     Retained
                                          Shares       Amount       Capital     Earnings
                                        ----------   ----------   ----------   ----------
Balances, November 30, 2000                   --     $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250        4,710          694         --

    Common stock issued for services,
      valued at $.001 per share            250,000          250         --           --

    Net income                                --           --           --             76
                                        ----------   ----------   ----------   ----------

Balances, October 31, 2001               4,960,250        4,960          694           76

    Net income for the period                 --           --           --            807
                                        ----------   ----------   ----------   ----------

Balances, July 31, 2002                  4,960,250   $    4,960   $      694   $      883
                                        ==========   ==========   ==========   ==========


                  See accompanying notes and accountant's review report.

                                            4



                                   SUN & SURF INC.
                              STATEMENTS OF CASH FLOWS



                                                              Nine            Nine
                                                          Months Ended     Months Ended
                                                             July 31,       July 31,
                                                              2002            2001
                                                             -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $   807         $  (281)
    Adjustments to reconcile net income to net
         cash provided by operating activities
         Depreciation                                          1,034             192
         Changes in assets and liabilities
            Increase in accounts payable                       2,000            --
            Decrease in income taxes payable                    (168)           --
                                                             -------         -------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        3,673             (89)
                                                             -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in spinoff of J. Espo's Inc.                  --               100
                                                             -------         -------

    NET CASH PROVIDED BY INVESTING ACTIVITIES                   --               100
                                                             -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from officer/stockholder                             2,500            --
                                                             -------         -------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,500            --
                                                             -------         -------

NET INCREASE IN CASH                                           6,173              11

CASH - BEGINNING                                               1,073            --
                                                             -------         -------

CASH - ENDING                                                $ 7,246         $    11
                                                             =======         =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                            $  --           $  --
                                                             =======         =======
         Income taxes                                        $    13         $  --
                                                             =======         =======


               See accompanying notes and accountant's review report.

                                       5

                                 SUN & SURF INC.
                                   FORM 10QSB
                           QUARTER ENDED JULY 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)




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

Note 3 - Related Party Transactions

The Company was indebted to an officer/stockholder in the amount of $2,500 as of July 31, 2002. There were no specific repayment terms on the amount due to an officer/stockholder.

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


Results of Operation

The management of Sun & Surf Inc. does not feel it can give a meaningful analysis to investors for the changes in sales, cost of goods sold, selling and administrative expenses and interest/expenses. Sun & Surf Inc. predecessor, J. Espo's Inc., revenues, expenses, and cost of goods sold were not kept for each individual division of the corporation thus making it impossible for us to give a meaningful discussion and analysis that could be understood by investors for the year-end and interim period. Sun & Surf Inc., had revenues for the nine months ending July 31, 2002 of $3,744 and sellling and administrative expenses of $2,937. Sun & Surf had no interest income or expense for the nine months ending July 31, 2002. Sun & Surf Inc. reported a net income of $807 for the nine months ending July 31, 2002.

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

99.1     Certification

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Sun & Surf Inc.
                                  (Registrant)

September 12, 2002
                                By: /s/  Jeffrey R Esposito
                                    --------------------------------------------
                                         Jeffrey R Esposito, President, Director