Form 10KSB
period 2002-10-31
SUN & SURF INC
filed 2003-01-21
CIK 1163968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                       Commission file number_____________


                                 SUN & SURF INC.
                 (Name of Small Business Issuer in its charter)


          NEW YORK                                              11-3619828
 ------------------------------                          -----------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
 incorporation or organization)

 57 Main Street, East Hampton, New York                           11937
 --------------------------------------                          --------
(Address of principle executive offices)                        (Zip Code)

                                 (631) 356-2298
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                    Name of each exchange on which
                                                      Registered

           Common                                        None

                                     PART I

Item 1.  Description of Business.

Sun & Surf Inc., was formed as a New York Corporation on November 30, 2000 and operates under the trade name of Sun & Surf Inc. The original purpose of the company was to engage in any lawful act or activity for which corporations may be organized under the business corporation law. The corporation was also formed to use the powers, rights and privileges granted or permitted to a corporation by the Business Corporation Law. The business of Sun & Surf Inc. is for the sale of sporting goods, apparel and accessories retail/wholesale and consultant to retailer and wholesalers in the action sports industry. The Company's current operation offers to retailers and wholesalers its expertise in marketing, management and distribution of the action sports industry. We work as a consultant to retailers and wholesalers based on commission revenue for services offered to them in the action sport industry. Our commission revenues are generated by selling products to retailers and wholesalers and are paid commission on services that increase the retailer and wholesaler's revenues. Sun & Surf Inc. derives commission revenues from its consultant services in two ways, first way is a flat fee based on services. The second way, is based on performance, the Company is paid a percentage on its increase in revenues of its customer. The Consultant service fees are determined by each customer's needs. Sun & Surf Inc. has derived revenues from both these services. We do not have any formula for determining the amount of commission earned. Each situation with retailers and wholesalers is assessed individually and the fees for the services are arranged on an individual basis. The financial statement reflect the revenues of Sun & Surf Inc. as commission because all of our revenues are generated through a form of commission based on performance of the services that we provide for our clients. Sun & Surf Inc. has derived commission from the sales of inventory to its customers. Sun & Surf Inc. does not warehouse such inventory, but gets paid a commission on sales. This part of Sun & Surf Inc. does not conflict with J. Espo's Inc. or JRE Inc., because Sun & Surf Inc. offers these products to its consultant customers. It offers to retailers a step-by-step process of opening a retail store or department within a retail store relating to extreme sports. It also offers an introduction and establishment to key wholesalers within this industry. The company offers to wholesalers sourcing to manufacturers, design and production of products related to the action sports industry. To date, we have entered into consultant agreements with Island Surf & Sport in Sag Harbor and West Hampton, New York; Kelley Boys Surf & Sport in Sayville, New York and have completed our consultant arrangements with these two accounts and do not have any existing consultant agreements at this time. Mr. Esposito was an employee of J. Espo's Inc. when these two arrangements were entered into. Sun & Surf Inc. also works as an agent to various manufacturers and wholesalers to sell their products to retailers.

Sun & Surf Inc. does not have any publicly announced new product or service at the present time.

Sun & Surf Inc. and predecessors have not had filings of bankruptcies, receiverships or similar proceedings.

Sun & Surf Inc. acquired the assets of its predecessor, J. Espo's Inc. for a one-for-one common stock dividend distribution to the shareholders of record of
J. Espo's Inc. on December 18, 2000.

The industry that Sun & Surf is competing in is a limited market. Sun & Surf Inc. relative ranking among its competitors is in the mid to upper middle of the industry. There are approximately 1,000 different corporations offering similar services to the action sport industry. We would rank ourselves as 750 out of 1000 for our relative ranking among our competitors in the marketing, managing and distribution of action sports. There are no specific competitors that are dominating the industry. Furthermore, each competitor offers slightly different variations of services to its customers. Management's basis for the statement that Sun & Surf is in the mid to upper middle of the industry is an estimate of management's and has no other basis to that statement. It is difficult for Sun & Surf's management to determine what its ranking in the industry is because there is no industry organization or group that has compiled any information on the consulting, franchise or commission sales of sporting goods industry. Therefore, the middle to upper middle ranking of Sun & Surf available about the industry is based only on management's estimate with limited information.

We do not have any customers that account for more than 10% of our revenues.

Sun & Surf Inc. has no franchise rights. We plan to sell a surf shop which will offer clothing, accessories, surf gear and beach related products in New York state. We plan on filing a franchise prospectus that will qualify us to sell a surf shop franchise in the New York regional. The filing of the franchise prospectus and the consultant business of Sun & Surf Inc. will be two complimentary sectors of revenues for Sun & Surf Inc. There are no existing or probable governmental regulations on the business; neither is there any costs and effects of compliance with environmental laws. Sun & Surf Inc. does not have any agreements in place with any retailers or wholesalers at this time.

Sun & Surf Inc. plan of operations over the next twelve months is as stated. The corporation will file a Franchise prospectus in the state of New York within this period. To actualize Sun & Surf Inc. franchise operations will cost the corporation a $750 filing fee to New York State. Sun & Surf Inc.'s President, Jeffrey R. Esposito, will conduct all filings at no cost to the corporation. The Company plans to file within the next 12 months a franchise perspective with the State of New York. Sun & Surf Inc.'s franchise will be a surf shop that will offer men's, women's and children's clothing, swim wear, accessories, surf gear, and beach related products. Sun & Surf Inc. does not operate a retail store and will not operate a retail store. Sun & Surf Inc.'s plan to increase its arrangement with manufacturers and wholesalers is so that it can offer all the products required to open a surf shop by enabling it's customers to purchase everything needed through Sun & Surf Inc. The corporation will increase it's arrangements with manufacturers and wholesalers by increasing the number of manufacturers and wholesalers in which we deal with and to increase the number of products we offer. At present we have no arrangements with manufacturers or wholesalers. As Sun & Surf Inc. buying power increases this will enable it to purchase products at a lower price. Jeffrey R. Esposito will file the perspective for the company. The company will continue its consultant business with retailers and wholesalers as it has in the past operations. The company has enough cash on hand to handle its cash requirements for the next twelve months. The company is taking the following steps to establish consultant agreements with retailers and wholesalers: Its President, Jeffrey R. Esposito, is networking at various trade show and events to attract new clients. The company does not plan any research and development within the next twelve months.

There are no patents, trademarks, licenses, concessions, royalty agreements or labor contracts in existence, past or present.

During the past two years, no time has been expended on research and development activities or costs of such activities borne directly by customers.

There are no existing or probable governmental regulations on the business and no costs and effects of compliance with environmental laws.

Sun & Surf Inc. has one (1) full time employee.



Item 2.  Description of Property.

It operates the business from the home office of the President, Jeffrey R. Esposito, 63 Halsey Street, Southampton, New York, which has office space.

Sun & Surf Inc. does not invest in any real estate, interests in real estate, investments in real estate mortgages and/or securities of or interests in persons primarily engaged in real estate activities.

Jeffrey R. Esposito, President of Sun & Surf Inc. utilizes office space, a studio suite, at 63 Halsey Street, Southampton, New York, for no compensation for business purposes. No other description of property is applicable to Sun & Surf Inc.



Item 3.  Legal Proceedings.

Sun & Surf Inc. does not currently have any legal proceedings against the company nor is it involved in any legal proceeding.



Item 4.  Submission of Matters to a Vote of Security Holders.

Sun & Surf Inc. did not hold any meetings during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Currently there is no market or dividend for the common equities of company. The company plans to file a 15C-211 with the NASD in the near future to have the company's common shares trade Over the Counter.

Pursuant to Rule 144 of the Securities Act, on December 18, 2002 all the outstanding common stock totaling 4,960,250 shares are eligible to be sold by the security holders. Pursuant to Rule 144 of the Securities Act, 748,542 shares could be sold in the first 90 day. One percent of the outstanding balance of security holders share balance can be sold in subsequent 90 days periods.

Sun & Surf Inc. does not plan to offer any common stock in a public offering or pursuant to an employee benefit package. The approximate number of holders of common stock for Sun & Surf Inc. is 43 shareholders.

Sun & Surf Inc. has not declared any cash dividends on each class of common equity for the last two fiscal years. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.

Sun & Surf Inc. did not have any securities authorized for issuance under equity compensation plans.



Item 6.  Management's Discussion and Analysis or Plan of Operations.

Sun & Surf Inc. for the year ending October 31, 2002 had revenues of $3,744 which was an increase of 340% over the end October 31, 2001 when the company reported revenues of $1,089. Management attributed this increase to the consultant services the corporation offers. Sun & Surf Inc. year end October 31, 2002 had selling and administrative expenses of $3,892 versus October 31, 2001 when Sun & Surf Inc. reported $845 of selling and administrative expenses. Sun & Surf Inc. for the year end October 31, 2002 had a net lose of $232 versus a net income for the year end October 31, 2001 of $76. The corporation's management attributes the decrease in profits to the increase in expenditures to expand the corporation's consultant services.

Item 7.  Financial Statements.

The audited financial statements, together with the independent accountant's report thereon of Stewart H. Benjamin, CPA, PC appears herein. See financial statements attached to this report.



Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Sun & Surf Inc. accountant, Stewart H. Benjamin CPA, P.C., of 27 Shelter Hill Road, Plainview, New York 11803 has been the accountant since the inception of the corporation. The company and accountant have not had any changes or disagreements with the accounting procedures and do not anticipate any changes.




                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons


Person's Name                Age               Term          Title
------------------------------------------------------------------

Jeffrey R. Esposito          37                1 year        President/Director

Kenneth C. Dollman, Esq.     52                1 year        Secretary/Director

Joel Esposito                34                1 year        Director

Jeffrey R. Esposito is the founder and President of Sun & Surf Inc. He has a degree in International Economics and was a scholastic athlete. Jeffrey R. Esposito played soccer for SUNY Plattsburgh. Mr. Esposito is an avid outdoorsman and world traveler. He oversees all the developments of the consultant and franchise operations. His diversified skills make him a key man in the expansion of the corporation. Jeffrey R. Esposito has run the retail and wholesale operation for the past ten (10) years for J. Espo's Inc. and its predecessors.

Kenneth C. Dollman, Esq. is Secretary and Director of the company and serves as general counsel. Mr. Dollman handles all contracts and legal affairs of the company. His expertise is in corporate law. Kenneth C. Dollman has operated his law office for the past 20 years in New York State.

Joel Esposito is a Director for the company and his diversified skills in construction, layout and design will play an important role in the setup of the franchises. Joel Esposito has worked in the electric and construction field for the past five (5) years.

The above named directors, Jeffrey R. Esposito, Kenneth C. Dollman, and Joel Esposito, hold other directorships in JRE Inc.

There are no significant employees other than the executive officer who is expected to make a significant contribution to the business.

Jeffrey R. Esposito, President/Director and Joel Esposito, Director are brothers.

Jeffrey R. Esposito, Kenneth C. Dollman, Esq. and Joel Esposito affirm that during the past five years there is no material such as any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time. There have not been any convictions in a criminal proceeding or being subject to a criminal proceeding excluding traffic violations and other minor offenses. Neither party being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities. Furthermore, neither party being found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.



Item 10.  Executive Compensation.

The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended October 31, 2002 and October 31, 2001.

Name and Principal                                          Other Annual
Position at 10/31/02          Year     Salary     Bonus     Allowance
------------------------------------------------------------------------

Jeffrey R. Esposito,          2002       0          0            0
President/Director            2001       0          0         $100(1)

Kenneth C. Dollman, Esq.,     2002       0          0            0
Secretary/Director            2001       0          0         $100(1)

Joel Esposito,                2002       0          0            0
Director                      2001       0          0         $ 50(1)

----------
(1) 50,000 shares for each officer and 50,000 shares for each director for services rendered. At the par valued when issued at $.001 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 31, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On October 31, 2002 there were 4,960,250 shares issued and outstanding.

Name and Address of                     Shares of        Percentage as of
Beneficial Owners                       Common Stock     October 31, 2002
-----------------                       ------------     ----------------

Jeffrey R. Esposito                      4,040,250             81.5%
63 Halsey Street
Southampton, N.Y.  11968

Kenneth C. Dollman, Esq.                   160,000              3.2%
3 Aspen Street
Port Jefferson Station, N.Y. 11776

Joel Esposito                               54,000              1.1%
39 Eastview Road
Lake Ronkonkoma, N.Y.  11779

Directors and Officers as a Group        4,254,250             85.8%


Item 12.  Certain Relationships and Related Transactions.

There are no other certain relationships and related transactions.

Sun & Surf Inc.'s only promoter is Jeffrey R. Esposito, President and Director of Sun & Surf Inc.



Item 13.  Exhibits and Reports on Form 8-K.

Exhibit Number         Description
--------------         -----------

    99.1          Certification

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Sun & Surf Inc.
East Hampton, New York

I have audited the accompanying balance sheet of Sun & Surf Inc. as of October 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2002 and the period November 30, 2000 (Inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun & Surf Inc. as of October 31, 2002 and 2001, and the results of its operations and cash flows for the year ended October 31, 2002 and the period November 30, 2000 (Inception) to October 31, 2001, in conformity with generally accepted accounting principles.





/s/  STEWART H. BENJAMIN
----------------------------------
     STEWART H. BENJAMIN
     CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

December 30, 2002

                                  SUN & SURF INC.
                                  BALANCE SHEETS
                             October 31, 2002 and 2001


                                      ASSETS
                                      ------

                                                                   2002       2001
                                                                 -------    -------
Current assets
    Cash                                                         $ 4,206    $ 1,073
                                                                 -------    -------

Property and equipment, net                                        3,447      4,825
                                                                 -------    -------

Total assets                                                     $ 7,653    $ 5,898
                                                                 =======    =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities
    Accounts payable                                             $ 2,000    $  --
    Income taxes payable                                             155        168
                                                                 -------    -------

Total current liabilities                                          2,155        168
                                                                 -------    -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960      4,960
    Additional paid-in capital                                       694        694
    Retained earnings (deficit)                                     (156)        76
                                                                 -------    -------

Total stockholders' equity                                         5,498      5,730
                                                                 -------    -------

Total liabilities and stockholders' equity                       $ 7,653    $ 5,898
                                                                 =======    =======


     The accompanying notes are an integral part of the financial statements.

                                       F-2

                                 SUN & SURF INC.
                            STATEMENTS OF OPERATIONS


                                                                  Nov. 30, 2000
                                                  Year Ended     (Inception) to
                                                  October 31,      October 31,
                                                      2002             2001
                                                  -----------      -----------

Revenue
    Commission income                             $     3,744      $     1,089

Selling and administrative expenses                     3,821              845
                                                  -----------      -----------

Income (loss) before income taxes                         (77)             244

Income taxes                                              155              168
                                                  -----------      -----------

Net income (loss)                                 $      (232)     $        76
                                                  ===========      ===========

Net income (loss) per common share                $      (.00)     $       .00
                                                  ===========      ===========

Weighted average common shares outstanding          4,960,250        2,311,662
                                                  ===========      ===========


    The accompanying notes are an integral part of the financial statements.



                                      SUN & SURF INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period November 30, 2000 (Inception) to October 31, 2002



                                              Common Stock         Additional
                                        ------------------------     Paid-in     Retained
                                          Shares        Amount       Capital     Earnings
                                        ----------    ----------   ----------   ----------

Balances, November 30, 2000                   --      $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250         4,710          694         --

    Common stock issued for services,
      valued at $.001 per share            250,000           250         --           --

    Net income                                                                          76
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2001               4,960,250         4,960          694           76

    Net loss                                                                          (232)
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2002               4,960,250    $    4,960   $      694   $     (156)
                                        ==========    ==========   ==========   ==========


         The accompanying notes are an integral part of the financial statements.

                                          F-4


                                     SUN & SURF INC.
                                STATEMENTS OF CASH FLOWS



                                                                           Nov. 30, 2000
                                                          Year Ended      (Inception) to
                                                          October 31,       October 31,
                                                             2002              2001
                                                          -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                     $      (232)      $        76
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Depreciation                                           1,378               479
         Common stock issued for services                        --                 250
         Changes in assets and liabilities
            Increase in accounts payable                        2,000              --
            Increase (Decrease) in income taxes payable           (13)              168
                                                          -----------       -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                   3,133               973
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in spinoff of J. Espo's Inc.                   --                 100
                                                          -----------       -----------

    NET CASH PROVIDED BY INVESTING ACTIVITIES                    --                 100
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from officer's loans                               2,500              --
    Repayments of loans from officer                           (2,500)             --
                                                          -----------       -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                    --                --
                                                          -----------       -----------

NET INCREASE IN CASH                                            3,133             1,073

CASH - BEGINNING                                                1,073              --
                                                          -----------       -----------

CASH - ENDING                                             $     4,206       $     1,073
                                                          ===========       ===========


        The accompanying notes are an integral part of the financial statements.

                                          F-5

                                 SUN & SURF INC.
                          Notes to Financial Statements


Note 1 - Basis of Presentation

Organization and Nature of Operations
-------------------------------------

The financial statements presented are those of Sun & Surf Inc. ("the Company"). The Company was incorporated under the laws of the State of New York on November 30, 2000. The Company is in the business of offering its expertise in marketing, management and distribution of the action sports industry to retailers and wholesalers. The Company also acts as an agent to various manufacturers and wholesalers to sell their products to retailers. Prior to June 7, 2001, the Company was inactive. On June 7, 2001, the Company acquired the consulting business and some of the net assets of J. Espo's Inc. (J. Espo's), whereby J. Espo's distributed all of the outstanding shares of common stock of the Company as a dividend to J. Espo's stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for each share of J. Espo's common stock held of record as of December 18, 2000. The Company and J. Espo's have entered into an agreement with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff. The Spinoff was accomplished through a distribution agreement which defined the assets that were contributed to the Company.

Post-Spinoff Financial Information
----------------------------------

Financial data included in the accompanying financial statements, for the period subsequent to the Spinoff, have been prepared on a basis that reflects the historical value of the assets and operations of the business that was contributed to the Company by J. Espo's.

Effective with the Spinoff on June 7, 2001, the assets contributed to the Company included cash of $100 and fixed assets of $5,304.

Note 2 - Summary of Significant Accounting Policies

Fiscal Year
-----------

The Company has elected October 31 as the end of its fiscal year.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                                 SUN & SURF INC.
                          Notes to Financial Statements


Cash and Cash Equivalents
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Property and equipment and depreciation
---------------------------------------

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income. Property and equipment consists of furniture and fixtures totaling $6,319. Depreciation expense amounted to $1,378 and $479 for the year ended October 31, 2002 and period ended October 31, 2001, respectively.

Revenue Recognition
-------------------

The Company's revenue is recognized upon delivery of goods to the customer.

Income Taxes
------------

The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) - in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Net Income (Loss) Per Common Share
----------------------------------

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the year.

Note 3 - Common Stock Transactions

The distribution of common stock from J. Espo's resulted in the issuance of one share of the Company's common stock for each share of J. Espo's common stock held of record as of December 18, 2000, amounting to 4,710,250 shares. Pursuant to a resolution adopted by the board of directors on December 7, 2000, the Company issued 250,000 shares of common stock to officers and directors for services, valued at $.001 per share.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.



                                   SUN & SURF INC.
                            Notes to Financial Statements


Note 4 - Income Taxes

The components of income tax expense charged to operations were:

                                                                      Nov. 30, 2000
                                                     Year Ended      (Inception) to
                                                     October 31,       October 31,
                                                       2002              2001
                                                      -------           -------

              Federal income tax                      $  --             $    13
              New York State Franchise tax                155               155
                                                      -------           -------
                                                      $   155           $   168
                                                      =======           =======

Note 5 - Supplemental Disclosures for Statement of Cash Flows

                                                                      Nov. 30, 2000
                                                     Year Ended      (Inception) to
                                                     October 31,       October 31,
                                                       2002              2001
                                                      -------           -------

Cash paid for:
     Interest                                         $  --             $  --
                                                      =======           =======
     Income taxes                                     $   168           $  --
                                                      =======           =======

Schedule of Noncash Investing and Financing Transactions:

     The Company acquired a small portion of the net assets of J. Espo's Inc.
     pursuant to the Spinoff, discussed in Note 1. In conjunction with the Spinoff, assets were acquired and liabilities were assumed as follows:

              Fair value of assets acquired           $ 5,404
              Liabilities assumed                         --
                                                      -------
              Common stock acquired                   $ 5,404
                                                      =======

Note 6 - Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by the president of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

                                       F-8

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Sun & Surf Inc.
                                  (Registrant)

January 21, 2003
                                By: /s/  Jeffrey R Esposito
                                    --------------------------------------------
                                         Jeffrey R Esposito, President, Director