Form 10QSB
period 2003-01-31
SUN & SURF INC
filed 2003-03-07
CIK 1163968

United State
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003.

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


                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders
Sun & Surf Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of Sun & Surf Inc. as of January 31, 2003, and the related statements of operations, stockholders' equity and cash flows, for the three months ended January 31, 2003 and 2002. These financial statements are the responsibility of the company's management.

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



/s/ STEWART H. BENJAMIN
-----------------------
STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

March 5, 2003


                                     SUN & SURF INC.
                                     BALANCE SHEETS


                                         ASSETS
                                         ------

                                                                 January 31,    October 31,
                                                                    2003           2002
                                                                 (Unaudited)     (Audited)
                                                                   -------        -------
Current assets
    Cash                                                           $ 3,821        $ 4,206
                                                                   -------        -------

Property and equipment, net                                          3,201          3,447
                                                                   -------        -------

Total assets                                                       $ 7,022        $ 7,653
                                                                   =======        =======


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities
    Accounts payable                                               $ 2,000        $ 2,000
    Accrued expenses                                                   375           --
    Income taxes payable                                              --              155
                                                                   -------        -------

Total liabilities                                                    2,375          2,155
                                                                   -------        -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding       4,960          4,960
    Additional paid-in capital                                         694            694
    Retained deficit                                                (1,007)          (156)
                                                                   -------        -------

Total stockholders' equity                                           4,647          5,498
                                                                   -------        -------

Total liabilities and stockholders' equity                         $ 7,022        $ 7,653
                                                                   =======        =======


                 See accompanying notes and accountant's review report.


                                 SUN & SURF INC.
                            STATEMENTS OF OPERATIONS


                                                       Three            Three
                                                    Months Ended     Months Ended
                                                    January 31,      January 31,
                                                       2003              2002
                                                    -----------      -----------

Revenue
    Commission income                               $      --        $     1,969

Selling and administrative expenses                         851              419
                                                    -----------      -----------

Net income (loss)                                   $      (851)     $     1,550
                                                    ===========      ===========

Net income (loss) per common share                  $      (.00)     $       .00
                                                    ===========      ===========

Weighted average common shares outstanding            4,960,250        4,960,250
                                                    ===========      ===========






             See accompanying notes and accountant's review report.


                                    SUN & SURF INC.
                               STATEMENTS OF CASH FLOWS


                                                              Three             Three
                                                           Months Ended      Months Ended
                                                            January 31,       January 31,
                                                               2003              2002
                                                             -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $  (851)          $ 1,550
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Depreciation                                            246               345
         Changes in assets and liabilities
            Increase in accrued expenses                         375              --
            Decrease in income taxes payable                    (155)             (168)
                                                             -------           -------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (385)            1,727
                                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                            --                --
                                                             -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES                            --                --
                                                             -------           -------

NET INCREASE IN CASH                                            (385)            1,727

CASH - BEGINNING                                               4,206             1,073
                                                             -------           -------

CASH - ENDING                                                $ 3,821           $ 2,800
                                                             =======           =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                            $  --             $  --
                                                             =======           =======
         Income taxes                                        $   155           $    13
                                                             =======           =======



                See accompanying notes and accountant's review report.


                                      SUN & SURF INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period November 30, 2000 (Inception) to January 31, 2003




                                              Common Stock         Additional   Retained
                                        ------------------------    Paid-in     Earnings
                                          Shares        Amount      Capital     (Deficit)
                                        ----------    ----------   ----------   ----------

Balances, November 30, 2000                   --      $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250         4,710          694         --

    Common stock issued for services,
      valued at $.001 per share            250,000           250         --           --

    Net income                                                                          76
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2001               4,960,250         4,960          694           76

    Net loss                                                                          (232)
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2002               4,960,250         4,960          694         (156)

    Net loss for the period                                                           (851)
                                        ----------    ----------   ----------   ----------

Balances, January 31, 2003               4,960,250    $    4,960   $      694   $   (1,007)
                                        ==========    ==========   ==========   ==========





                  See accompanying notes and accountant's review report.

                                             5

                                 SUN & SURF INC.
                                   FORM 10QSB
                         QUARTER ENDED JANUARY 31, 2003
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of Sun & Surf Inc., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending October 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended October 31, 2002.

Note 2 - Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the period.

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


Results of Operation

Sun & Surf Inc. for the three months ended January 31, 2003 had revenues of $0, which was a decrease over the three months ended January 31, 2002 when the company reported revenues of $1,969. Sun & Surf Inc. for the three months ended January 31, 2003 had reported selling and administrative expenses of $851, verses selling and administrative expenses for the three months ending January 31, 2002 of $419. The company reported interest expense and income of $0 for the three months ending 2003 and 2002. Sun & Surf Inc. reported a net loss of $851 for the three months ended January 31, 2003, a decrease over the net income of $1,550 the company reported for the three months ending January 31, 2002. Management contributes the decrease in revenues and income to the decrease in retail and wholesale demand for its products and services. The company's management also contributes the decrease to the overall decline in consumer spending this holiday season and the unusual cold weather.

Future Business

Sun & Surf Inc. is planning to file a UFOC (Uniform Franchise Offering Circular) within the next 3 to 6 months to offer its Sun & Surf concept store as a franchise. Sun & Surf Inc. plans to market and sell its action sport retail store through a partnership with a franchise development company. Sun & Surf Inc. does not have an agreement in place at this time with any franchise development company, but is researching and evaluating it options and plans to have an agreement in place within the next 1 to 3 months.

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

Item 1.   Legal Proceedings   (None)

Item 2.   Change in Securities   (None)

Item 3.   Defaults Upon Senior Securities   (None)

Item 4.   Submission of Matters to a Vote of Security Holders

          On December 19, 2002, at the Annual Meeting of Shareholders of the company, the shareholders elected as directors of the Company for the terms of one year, the following individuals Jeffrey R. Esposito (4,850,650 shares for and 0 shares against), Joel Esposito (4,850,650 shares for and 0 shares against) and Kenneth C. Dollmann (4,850,650 shares for and 0 share against), unanimous vote for each director.

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

                                 Sun & Surf Inc.
                                  (Registrant)

March 6, 2003
                                By: /s/  Jeffrey R Esposito
                                --------------------------------------------
                                Jeffrey R Esposito, President, Director