Form 10QSB
period 2003-04-30
SUN & SURF INC
filed 2003-06-13
CIK 1163968

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003.

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

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders
Sun & Surf Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of Sun & Surf Inc. as of April 30, 2003, and the related statements of operations, stockholders' equity and cash flows, for the six months ended April 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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



/s/ STEWART H. BENJAMIN
-----------------------
STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

June 4, 2003


                                  SUN & SURF INC.
                                  BALANCE SHEETS


                                      ASSETS
                                      ------

                                                                April 30,  October 31,
                                                                  2003        2002
                                                               (Unaudited) (Audited)
                                                                 -------    -------
Current assets
    Cash                                                         $   433    $ 4,206
                                                                 -------    -------

Property and equipment, net                                        2,955      3,447
                                                                 -------    -------

Total assets                                                     $ 3,388    $ 7,653
                                                                 =======    =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities
    Accounts payable                                             $ 2,000    $ 2,000
    Income taxes payable                                            --          155
                                                                 -------    -------

Total liabilities                                                  2,000      2,155
                                                                 -------    -------

Stockholders' equity
    Common stock, $.001 par value, 100,000,000 shares
        authorized and 4,960,250 shares issued and outstanding     4,960      4,960
    Additional paid-in capital                                       694        694
    Retained deficit                                              (4,266)      (156)
                                                                 -------    -------

Total stockholders' equity                                         1,388      5,498
                                                                 -------    -------

Total liabilities and stockholders' equity                       $ 3,388    $ 7,653
                                                                 =======    =======


              See accompanying notes and accountant's review report.


                                 SUN & SURF INC.
                            STATEMENTS OF OPERATIONS


                                                       Six              Six
                                                   Months Ended     Months Ended
                                                     April 30,        April 30,
                                                       2003             2002
                                                    -----------      -----------

Revenue
    Commission income                               $      --        $     1,969

Selling and administrative expenses                       4,110            1,292
                                                    -----------      -----------

Net income (loss)                                   $    (4,110)     $       677
                                                    ===========      ===========

Net income (loss) per common share                  $      (.00)     $       .00
                                                    ===========      ===========

Weighted average common shares outstanding            4,960,250        4,960,250
                                                    ===========      ===========





             See accompanying notes and accountant's review report.


                                      SUN & SURF INC.
                                 STATEMENTS OF CASH FLOWS


                                                                   Six              Six
                                                               Months Ended     Months Ended
                                                                 April 30,        April 30,
                                                                   2003             2002
                                                                  -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $(4,110)         $   677
    Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities
         Depreciation                                                 492              689
         Changes in assets and liabilities
            Decrease in income taxes payable                         (155)            (168)
                                                                  -------          -------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (3,773)           1,198
                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --               --
                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES                                 --               --
                                                                  -------          -------

NET INCREASE (DECREASE) IN CASH                                    (3,773)           1,198

CASH - BEGINNING                                                    4,206            1,073
                                                                  -------          -------

CASH - ENDING                                                     $   433          $ 2,271
                                                                  =======          =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                                 $  --            $  --
                                                                  =======          =======
         Income taxes                                             $   155          $    13
                                                                  =======          =======


                  See accompanying notes and accountant's review report.


                                      SUN & SURF INC.
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period November 30, 2000 (Inception) to April 30, 2003




                                              Common Stock         Additional   Retained
                                        ------------------------    Paid-in     Earnings
                                          Shares        Amount      Capital     (Deficit)
                                        ----------    ----------   ----------   ----------

Balances, November 30, 2000                   --      $     --     $     --     $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.    4,710,250         4,710          694         --

    Common stock issued for services,
      valued at $.001 per share            250,000           250         --           --

    Net income                                                                          76
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2001               4,960,250         4,960          694           76

    Net loss                                                                          (232)
                                        ----------    ----------   ----------   ----------

Balances, October 31, 2002               4,960,250         4,960          694         (156)

    Net loss for the period                                                         (4,110)
                                        ----------    ----------   ----------   ----------

Balances, April 30, 2003                 4,960,250    $    4,960   $      694   $   (4,266)
                                        ==========    ==========   ==========   ==========




                  See accompanying notes and accountant's review report.

                                             5

                                 SUN & SURF INC.
                                   FORM 10QSB
                          QUARTER ENDED APRIL 30, 2003
                          Notes to Financial Statements
                                   (Unaudited)



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


Results of Operation

Sun & Surf Inc. for the six months ended April 30, 2003 had revenues of $0, which was a decrease over the six months ended April 30, 2002 when the company reported revenues of $1,969. Sun & Surf Inc. for the six months ended April 30, 2003 had reported selling and administrative expenses of $4,110, verses selling and administrative expenses for the six months ending April 30, 2002 of $1,292. The company reported interest expense and income of $0 for the six months ending 2003 and 2002. Sun & Surf Inc. reported a net loss of $4,110 for the six months ended April 30, 2003, a decrease over the net income of $677 the company reported for the six months ending April 30, 2002. Management contributes the decrease in revenues and income to the decrease in retail and wholesale demand for its products and services.

Future Business

Sun & Surf Inc. is planning to file a UFOC (Uniform Franchise Offering Circular) within the next 3 months to offer its Sun & Surf concept store as a franchise. Sun & Surf Inc. plans to market and sell its action sport retail store through a partnership with a franchise development company. Sun & Surf Inc. does not have an agreement in place at this time with any franchise development company, but is researching and evaluating it options and plans to have an agreement in place within the next 3 months.

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

                                 Sun & Surf Inc.
                                  (Registrant)

June 12, 2003
                                By: /s/  Jeffrey R Esposito
                                --------------------------------------------
                                Jeffrey R Esposito, President, Director