Form 10QSB/A
period 2003-01-31
SUN & SURF INC
filed 2003-06-25
CIK 1163968

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB/A


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

Item 5.   Other Information   (None)

Item 6.   Exhibits and Reports on Form 8-K

Exhibit
Number    Name and /or Identification of Exhibit
------    --------------------------------------

99.1      Certification
99.2      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

                                   Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Sun & Surf Inc.
                                  (Registrant)

June 25, 2003
                                By: /s/  Jeffrey R Esposito
                                --------------------------------------------
                                Jeffrey R Esposito, President, Director