Form 10QSB
period 2003-07-31
SUN & SURF INC
filed 2003-09-15
CIK 1163968

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

                      Applicable Only to Corporate Issuers:

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



                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders
Sun & Surf Inc.
East Hampton, New York

I have reviewed the accompanying balance sheet of Sun & Surf Inc. as of July 31, 2003, and the related statements of operations, stockholders' equity and cash flows, for the nine months ended July 31, 2003 and 2002. These financial statements are the responsibility of the company's management.

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




STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

September 9, 2003

                                 SUN & SURF INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                          July 31,   October 31,
                                                            2003         2002
                                                        (Unaudited)   (Audited)
                                                         ---------     ---------
Current assets
    Cash                                                  $   403       $ 4,206
                                                          -------       -------

Property and equipment, net                                 2,709         3,447
                                                          -------       -------

Total assets                                              $ 3,112       $ 7,653
                                                          =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable                                      $ 2,000       $ 2,000
    Income taxes payable                                     --             155
                                                          -------       -------

Total liabilities                                           2,000         2,155
                                                          -------       -------

Stockholders' equity
    Common stock, $.001 par value,
        100,000,000 shares
        authorized and 4,960,250 shares
        issued and outstanding                              4,960         4,960
    Additional paid-in capital                                694           694
    Retained deficit                                       (4,542)         (156)
                                                          -------       -------

Total stockholders' equity                                  1,112         5,498
                                                          -------       -------

Total liabilities and stockholders' equity                $ 3,112       $ 7,653
                                                          =======       =======


             See accompanying notes and accountant's review report.

                                 SUN & SURF INC.
                            STATEMENTS OF OPERATIONS


                                                        Nine            Nine
                                                    Months Ended    Months Ended
                                                      July 31,        July 31,
                                                        2003            2002
                                                    ------------    ------------

Revenue
    Commission income                               $      --        $     3,744

Selling and administrative expenses                       4,386            2,937
                                                    -----------      -----------

Net income (loss)                                   $    (4,386)     $       807
                                                    ===========      ===========

Net income (loss) per common share                  $      (.00)     $       .00
                                                    ===========      ===========

Weighted average common shares outstanding            4,960,250        4,960,250
                                                    ===========      ===========


             See accompanying notes and accountant's review report.


                                                     SUN & SURF INC.
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           For the Period November 30, 2000 (Inception) to July 31, 2003




                                                        Common Stock                  Additional          Retained
                                                 -----------------------------         Paid-in             Earnings
                                                  Shares              Amount            Capital           (Deficit)
                                                 ---------          ----------         ----------         ----------

Balances, November 30, 2000                           --            $     --           $     --           $     --

    Common stock acquired as a result
      of spin-off from J. Espo's Inc.            4,710,250               4,710                694               --

    Common stock issued for services,
      valued at $.001 per share                    250,000                 250               --                 --

    Net income                                                                                                    76
                                                ----------          ----------         ----------         ----------

Balances, October 31, 2001                       4,960,250               4,960                694                 76

    Net loss                                                                                                    (232)
                                                ----------          ----------         ----------         ----------

Balances, October 31, 2002                       4,960,250               4,960                694               (156)

    Net loss for the period                                                                                   (4,386)
                                                ----------          ----------         ----------         ----------

Balances, July 31, 2003                          4,960,250          $    4,960         $      694         $   (4,542)
                                                ==========          ==========         ==========         ==========



                                    See accompanying notes and accountant's review report.





                                                      SUN & SURF INC.
                                                 STATEMENTS OF CASH FLOWS


                                                                                           Nine               Nine
                                                                                       Months Ended        Months Ended
                                                                                         July 31,            July 31,
                                                                                           2003               2002
                                                                                       -------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                      $(4,386)          $   807
    Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities
         Depreciation                                                                          738             1,034
         Changes in assets and liabilities
            Increase in accounts payable                                                      --               2,000
            Decrease in income taxes payable                                                  (155)             (168)
                                                                                           -------           -------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (3,803)            3,673
                                                                                           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                                                          --                --
                                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from officer/stockholder                                                            --               2,500
                                                                                           -------           -------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 --               2,500
                                                                                           -------           -------

NET INCREASE (DECREASE) IN CASH                                                             (3,803)            6,173

CASH - BEGINNING                                                                             4,206             1,073
                                                                                           -------           -------

CASH - ENDING                                                                              $   403           $ 7,246
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

                                                              5



                                 SUN & SURF INC.
                                   FORM 10QSB
                           QUARTER ENDED JULY 31, 2003
                          Notes to Financial Statements
                                   (Unaudited)


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


Results of Operation

Sun & Surf Inc. for the nine months ended July 31, 2003 had revenues of $0, which was a decrease over the nine months ended July 31, 2002 when the company reported revenues of $3,744. Sun & Surf Inc. for the nine months ended July 31, 2003 had reported selling and administrative expenses of $4,386, verses selling and administrative expenses for the nine months ending July 31, 2002 of $2,937. The company reported interest expense and income of $0 for the six months ending 2003 and 2002. Sun & Surf Inc. reported a net loss of $4,386 for the nine months ended July 31, 2003, a decrease over the net income of $807 the company reported for the nine months ending July 31, 2002. Management contributes the decrease in revenues and income to the decrease in retail and wholesale demand for its products and services.

Future Business

Sun & Surf Inc. is planning to file a UFOC (Uniform Franchise Offering Circular) to offer its Sun & Surf concept store as a franchise. Sun & Surf Inc. plans to market and sell its action sport retail store through a partnership with a franchise development company. Sun & Surf Inc. does not have an agreement in place at this time with any franchise development company, but is researching and evaluating it options and plans.

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

                                 Sun & Surf Inc.
                                  (Registrant)

September 12, 2003
                                By: /s/  Jeffrey R. Esposito
                                --------------------------------------------
                                Jeffrey R. Esposito, President, Director