Form 10KSB
period 2003-10-31
SUN & SURF INC
filed 2004-02-09
CIK 1163968

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: October 31, 2003

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER: 333-65768

                                 SUN & SURF INC.
                 (Name of Small Business Issuer in Its Charter)

                  New York                                       11-3619828
          (State of incorporation)                           (I.R.S. Employer
8540 Ashwood Drive, Capitol Heights, Maryland                Identification No.)
  (Address of principal executive offices)                         20743
                                                                 (Zip Code)
                                 (301) 324-4992
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Title                      Name of Exchange
                           -----                      ----------------
         Common Stock, par value $0.001 per share           None

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The Issuer's revenue for its most recent fiscal year was $4,658,171.

         As of December 31, 2003, 21,530,000 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $15,071,000 based upon a closing bid price on December 31, 2003 of $0.70 per share of common stock on the OTC Bulletin Board.

--------------------------------------------------------------------------------

PART I.........................................................................2
   ITEM 1. BUSINESS............................................................2
     HISTORY...................................................................2
     DESCRIPTION OF SUN & SURF INC.............................................2
     DESCRIPTION OF BUSINESS OF MSSI...........................................2
     EMPLOYEES.................................................................3
     BUSINESS AND INDUSTRY OVERVIEW............................................3
     COMPETITION...............................................................4
     GOVERNMENT REGULATION.....................................................4
     MSSI CURRENT AND FUTURE PRODUCTS..........................................4
     SOURCES OF REVENUE........................................................5
     SERVICE CONTRACTS.........................................................5
     PRODUCTS ORDERS...........................................................5
     MATERIAL CONTRACTS AWARDED TO MSSI........................................6
     SUBSTANTIAL CUSTOMERS.....................................................6
     FUTURE COMMITMENTS........................................................7
     PROPRIETARY PRODUCTS AND INTELLECTUAL PROPERTY............................7
     OUR GROWTH STRATEGY.......................................................7
     OTHER MATERIAL AGREEMENTS.................................................7
   RISK FACTORS................................................................8
     BUSINESS RISKS............................................................8
     RISKS RELATED TO OUR COMMON STOCK.........................................9
   ITEM 2. PROPERTIES.........................................................11
   ITEM 3. LEGAL PROCEEDINGS..................................................11
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11
PART II.......................................................................11
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................11
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
           PLAN OF OPERATIONS.................................................12
     COMPANY AND INDUSTRY OVERVIEW............................................12
     CRITICAL ACCOUNTING POLICIES.............................................13
     RESULTS OF OPERATIONS....................................................14
     COMPARISON OF SIX-MONTH PERIOD ENDED OCTOBER 31, 2003 TO SIX-MONTH
     PERIOD ENDED OCTOBER 31, 2002............................................14
     COMPARISON OF TWELVE-MONTH PERIOD ENDED APRIL 30, 2003 TO TWELVE-MONTH
     PERIOD ENDED APRIL 30, 2002..............................................16
     LIQUIDITY AND CAPITAL RESOURCES..........................................17
     LIQUIDITY AND CAPITAL RESOURCES..........................................18
     USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES.......................19
     FORWARD LOOKING STATEMENTS...............................................19
   ITEM 7. FINANCIAL STATEMENTS...............................................20
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................20
   ITEM 8A. CONTROLS AND PROCEDURES...........................................20
PART III......................................................................21
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................21
   ITEM 10. EXECUTIVE COMPENSATION............................................21
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....21
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................21
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................21
     STATEMENTS FILED AS PART OF THIS REPORT:.................................21
     EXHIBITS.................................................................21
     REPORTS ON FORM 8-K......................................................23
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................23

                                     PART I

ITEM 1. BUSINESS


     History

         Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report on Form 10-KSB to the terms, "Company", "SSI", "we", "our", or "us" shall mean Sun & Surf, Inc. and our wholly-owned subsidiary, Management Solutions and Systems, Inc. ("MSSI").

         On October 6, 2003, we completed a stock exchange transaction (the "Stock Exchange") with the shareholders of MSSI. As a result of the exchange transaction, we issued an aggregate of 15,000,000 shares of our common stock to the three shareholders of MSSI, representing approximately 69.67% of our issued and outstanding common stock immediately subsequent to the Stock Exchange, in exchange for 100% of the outstanding capital stock of MSSI.

         Upon the effectiveness of the Stock Exchange, the sole remaining director of SSI, Jeffrey Esposito, appointed Clifford Pope and Larry L. Brooks as members of our Board of Directors and subsequently resigned. The remaining members of our Board of Directors then appointed Larry Swinton to fill the vacancy created by the resignation of Mr. Esposito. Our reconstituted Board of Directors then elected Clifford Pope as our President, Chairman of the Board and Treasurer and Larry L. Brooks as our Vice President and Secretary.

         Prior to consummating the Stock Exchange, we effected a forward-split of our common stock on the basis of ten shares for each share then issued and outstanding and determined to change our business efforts. As part of the Stock Exchange, 43,072,500 shares owned by certain of our shareholders were redeemed by us and then canceled following the closing of the Stock Exchange. As of January 31, 2004, there were 21,530,000 shares of common stock issued and outstanding. As a result of the Stock Exchange, MSSI became our wholly-owned subsidiary.

         Upon completion of the Stock Exchange, we decided to cease other operations and only carry on the business of MSSI. All of our business operations are conducted through MSSI. Prior to the Stock Exchange, there were no material relationships between SSI and MSSI, or any of the parties' respective affiliates, directors or officers, or any associates of their respective officers or directors.


     Description of Sun & Surf Inc.

         SSI was organized as a New York corporation on November 30, 2000. SSI was a seller of sporting goods, apparel and accessories retail/wholesale and a consultant to retailers and wholesalers in the action sports industry. After the Stock Exchange, SSI discontinued its previous business and carried on the business of MSSI only. On August 27, 2003, SSI declared a dividend payable in shares of its wholly owned subsidiary, Surf Franchise Inc., on the basis of one share of common stock of the subsidiary in respect of each outstanding share of SSI, adjusted to give effect to the ten-for-one split. The record date for determining holders entitled to receive the dividend was September 8, 2003. As a result of this dividend, we no longer have any ownership interest in Surf Franchise Inc.

     Description of Business of MSSI

         MSSI was originally established in 1997, and presently provides information technology ("IT") services and products, computer software and hardware sales, network operation and design, systems analysis and deployment, and business process consulting services to Federal, state and local governments, including military and civil agencies. Our corporate headquarters is located in Capitol Heights, Maryland.

         We offer IT services in the following areas:

         o Enterprise Management Implementation and Sustainment services for Computer Associates ("CA") Unicenter Suite of solutions

         o Customer Relationship Management ("CRM") and Call Center Management Services

         o        Customized   Training   solutions  that  can  incorporate  new
                  technologies such as web broadcasting, virtual class rooms and multi media

         o IT Management Services such as Business Process Re-Engineering ("BPR"), Requirements Analysis, Strategic Planning, and Independent Verification and Validation ("IV&V") and other Pre-Implementation Services.

         We are also an authorized dealer of several brand-name IT products. We provide our customers high-quality hardware and software, peripherals, office automation products, desktop and laptop systems, and computer accessories. Our long-established relationships with major IT equipment manufacturers and distributors allow us to provide our customers with IT products at competitive prices and expedited delivery times, often within 24 hours of the order.

         Our suite of Enterprise Network solutions is comprised of a host of services, including design, implementation, and maintenance, networked facilities management, disaster recovery, security and helpdesk support. We analyze enterprise networks and offer meaningful, cost effective solutions.

         We focus our business on providing necessary services and related equipment to Federal, state and local governments. We generate revenue by reselling IT products or providing services through consultative selling, which involves identifying agencies that have IT problems, developing a solution, and presenting the solution for customer approval. We use teams of specialists assembled from our current staff and subscribe to recruiting services over the internet for additional personnel. Approximately 90% of our revenues were derived from sales to agencies of the Federal government and approximately 10% was derived from sales to agencies of state and local governments.


     Employees

         We currently have 99 employees, including approximately 81 who provide technical support and operational services at various contract sites in the Washington, D.C. area. Twelve persons perform executive and administrative functions. We are not a party to any collective bargaining agreement with a labor union, and we believe relations with our employees are good. We intend to hire additional personnel in the future, as the need arises.


     Business and Industry Overview

         Information technology ("IT") refers to the collection of products and services that turn data into useful, meaningful and accessible information within an enterprise. The IT industry is generally viewed as being comprised of: computer hardware, software and services. We include networking and telecommunications systems in the definition of IT. As published by Post Newsweek Tech Media in April 2003, in fiscal 2003 total Federal government IT spending from its discretionary budget increased by 6.7 percent, from $49.8 billion to $58.1 billion. In the fiscal year 2004 budget, it increases 7.2 percent to $59.3 billion.

         According to the U.S. General Accounting Office ("GAO") Report, titled Contracting for Information Technology Services, prepared for Representative Tom Davis in February 2003, agencies of the Federal government spend billions of dollars annually acquiring IT services from thousands of contractors and using a variety of contracting methods. IT services include computer and telecommunication services, as well as the testing, quality control, installation, and operation of computer equipment.

         The GAO report also indicates that Federal spending on IT services nearly doubled from fiscal years 1997 to 2001, increasing from $9 billion to more than $17 billion. This report also states that the Department of Defense remained the single largest purchaser of IT services throughout the period, and that the General Services Administration's ("GSA") spending increased greatly primarily as a result of spending by GSA's Federal Technology Service on behalf of other agencies. Spending on IT services through GSA's Federal supply schedule program grew from approximately $405 million in 1997 to $4.3 billion in 2001. The GAO Report revealed that the distribution of IT services spending in fiscal year 2001 was 14% to small businesses, 21% to medium-size businesses, and 62% to large businesses.

         Nick Wakeman, a reporter for Post Newsweek Tech Services, in his summary of the findings of the Government Electronics and Information Association ("GEIA") Conference held October 2003 in Tysons Corner, Virginia, indicated that GEIA is predicting that by 2008 spending on defense IT will reach $34 billion, up from a planned $26.6 billion in 2003. It also predicted that spending by civilian agencies is expected to reach $33.1 billion, up from $26.5 billion.

         The GAO report, titled Contracting for Information Technology Services, dated February 14, 2003, states that the GSA Schedule accounted for $17 billion of government purchases from 1997 through 2001.

     Competition

         The GAO in their report of February 2003, titled Contracting for Information Technology Services, reported that the distribution of Federal spending for IT services in fiscal year 2001 was to 2,167 small businesses, 635 medium companies, and 281 large companies. We are considered a small business.

         There are approximately 14,000 IT companies in the United States with 50 or more employees. The number of firms with less than 50 employees is estimated to be even larger.

         Many IT firms are competing for government contracts. We believe that other IT companies doing business with the government are positioning themselves for growing opportunities in outsourcing, information assurance, modernization efforts, and large systems integration projects.

         The larger IT firms doing business with the government have extensive resources to pursue and win contracts. However, there are a large number of contracts being awarded by the Federal government. We believe that we have demonstrated our ability to effectively compete and win government awarded contracts.

         We believe that government contractors tend to focus on bids with specific agencies and become comfortable dealing within those agencies. We believe this tendency means we will consistently encounter certain competitors at a given agency. We therefore do not expend much effort devising strategies against our competitors.

     Government Regulation

         We are subject to numerous Federal, state and local regulations. The most significant source of regulations is the Federal Acquisition Regulation ("FAR") which defines the laws and regulations that we must observe relating to the formation, administration and performance of Federal government contracts. Any company selling to the Federal government must comply with the FAR or face a penalty or be barred from doing business with the Federal government.

     MSSI Current and Future Products

         We market and sell a broad range of IT products and services. Our sales teams concentrate on (i) reselling commercial computer hardware and software and
(ii) providing IT services and facilities management services. The products we offer are purchased from major hardware and software distributors.

         Our competitors who buy direct from the manufacturers have a cost advantage as we must pay middleman profits and are not eligible for the full range of supplier discounts. We attempt to overcome this pricing disadvantage by providing superior service and installation of the equipment and software that we sell. We deliver and install fully loaded and ready to run stand-alone personal computers, networked workstations, servers across various platforms, networked and stand alone printers, and other peripheral devices.



     Sources of Revenue

                               SALES FROM SERVICES

                                         No. of     Total Value       % of        Largest Order      Actual Receipts
                                         Sales     (in millions)      Sales           Value           (in millions)
-------------------------------------- ---------- ---------------- ------------ ------------------- ------------------
May 1, 2001 - April 30, 2002               7           $2.3            31%           $636,520             $2.3
Total Service Sales

May 1, 2002 - April 30, 2003               6           $3.8            44%          $1,516,851            $3.8
Total Service Sales

May 1, 2003 - October 31, 2003 Total       3           $.15            45%           $586,560             $1.5
Service Sales


                               SALES FROM PRODUCTS

                                         No. of     Total Value       % of        Largest Order      Actual Receipts
                                         Sales     (in millions)      Sales           Value           (in millions)
-------------------------------------- ---------- ---------------- ------------ ------------------- ------------------
May 1, 2001 - April 30, 2002              117          $5.1            69%           $300,000             $5.1
Total Product Sales

May 1, 2002 - April 30, 2003              181          $4.8            56%           $379,000             $4.8
Total Product Sales

May 1, 2003 - October 31, 2003 Total      68           $1.9            55%           $299,475             $1.9
Product Sales



     Service Contracts

         Our contracts are primarily negotiated on a fixed-price time and materials basis. We charge our customers a fixed hourly rate for each hour of service provided by skill. The skills and rates used are similar to those established in our GSA Schedule Contract No. GS-35F-5347H (the "GSA Contract") held with the GSA. The GSA Schedule is a Federal government contract managed by GSA. Any agency or department of the Federal government may purchase goods and services by using this contract. Any seller of goods and services may be included on the GSA Contract's schedule, which is a list of sellers who have negotiated prices for the goods and services they sell and have signed a contract with GSA agreeing to provide those goods and services to any agency wishing to purchase them. Many Federal agencies use this contract to purchase goods and services.

         When  awarded  a  contract,   we  often  recruit  and  hire  additional
employees. The term of employment of these additional employees is usually for the duration of the contract or task order received.


     Products Orders

         We provide products to our customers. We respond to requests for quotes initiated by prospective customers. Our quoted prices include all estimated costs to deliver the products, plus an overhead and profit amount. None of those amounts include penalties to either party for early termination.

         We purchase the products we resell only after a valid order is received from an ordering customer. We maintain no inventory.

         We have commitments to fill 48 signed orders for IT products, totaling $920,000, during the upcoming period commencing October 1, 2003 and ending on November 30, 2003.


     Material Contracts Awarded to MSSI

         Army Medical Command - Walter Reed Army Medical Center - Directorate of
Information  Management  ("DOIM") - Our projects  under this work order  include database  administration,  internet/intranet  application  development  for Army medical  support program  requiring the  utilization of the Integrated  Clinical
Data Base ("ICDB") and the Composite Health Care System ("CHCS") resources.  Our on-site system  development team provides project  research,  data mining,  data filtering,  and the conversion of legacy  applications,  which includes  project management  of  task  assignments  issued  to  the  Directorate  of  Information
Management  ("DOIM").  The core  environment  is  Oracle  WEB,  Oracle  DB,  and
SQL-Server,   Active  Server  Page  ("ASP"),  with  an  assortment  of  WEB  and communication protocol tools.

         The performance period for this contract runs from October 1, 2002 to September 30, 2004, with a total contract value to us of $2,914,114.43. This contract was most recently modified on October 17, 2003 for the purpose of extending the term of the contract for twelve months.

         The Department of Housing and Urban Development ("HUD") - We designed, developed, and implemented a call center to provide a service desk solution for HUD's Office of Public and Indian Housing Authority (PIH). The call center identifies, tracks and resolves issues associated with the Public and Indian
Housing Information Center (PIC) system. Our call center staff provides support to a national user base. In addition to providing call center implementation and management services, we provide project management consulting, legislative compliance maintenance, and end-user training services to HUD's PIH personnel.

         Totals for the HUD contracts are as follows:

          Start Date - July 2002
          Completed Portion - July 2002 to June 2003          $1,182,669.48
          Current Portion - July 2003 to June 2004            $1,141,774.68

         Future Options Held by the Government to Extend Are as Follows:

         Option II - July 2004 to June 2005                   $1,091,260.00
         Option III - July 2005 to June 2006                  $1,060,632.00
         Option IV - July 2006 to June 2007                   $1,076,782.00

         This contract called for a one year base period running from July 2002 to June 2003, with a series of four one-year extension options. HUD is not required to exercise the extension options. The total contract value to us if HUD exercises all of the options is $5,424,614.24. Payments are made on a monthly basis. This contract was most recently modified on August 25, 2003 for the purpose of extending the term of the contract for twelve months.


     Substantial Customers

         During the period May 1, 2002,  through  October 31, 2003, we derived a substantial  proportion  of our sales  from  three  departments  of the  Federal government and from the District of Columbia. Those sales were generated through multiple  contracts.  Individually these contracts do not represent  significant
business,   but  collectively  they  make  our  relationship  with  each  agency important. The chart below illustrates the distribution.

                          SUBSTANTIAL AGENCY CUSTOMERS

                                   No. of
                                Contracts   Total Value   Largest Order  % of 2003 Business
------------------------------ ----------- ------------- --------------- -------------------
Total Army Customers                8        $2,352,598      $749,107           18%







Total HUD Customers                19        $1,128,807      $993,163           13%

Total USAF Customers               22        $2,960,580      $327,900           34%

Total DC Government Customers       2        $1,085,249      $626,026           13%


     Future Commitments

         Our contract backlog consists of contracts valuing approximately $18.3 million, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management's estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period or at all.

         In each case, the customer may at any time modify these contracts to increase or decrease the contract dollar value or terminate the contract.


     Proprietary Products and Intellectual Property

         We own no proprietary products. Any proprietary products that are developed are owned by the customer and not us.


     Our Growth Strategy

         Our goal is to continue to grow as a provider of excellent IT services and quality products. Our strategy to reach this goal concentrates on:

         o Maintaining and growing our core business. We will achieve this through (i) continuing to build a sales and service organization; (ii) developing service offerings that have broad application across government agencies; (iii) establishing direct relationships with manufacturers to maintain pricing competitiveness; and (iv) improving our Human Resource recruiting processes and compensation plans, which will enhance our ability to compete.

         o Seeking growth opportunities in new business verticals. This strategy will include the private sector as well as other government sectors which management believes represents a forward growth opportunity that is currently not being addressed.

         o Strategic growth opportunities. This may include strategic partnerships, alliances and strategic acquisitions which would leverage off of our current relationships, and expand our offering with various government agencies. Currently, due to limited access to the capital markets, management has not yet executed a strategic acquisition.


     Other Material Agreements

         We have a $1.5 million financing facility with Action Capital Corporation of Atlanta, Georgia. Under the terms of this facility we can sell accounts receivable up to 85% of their value in advance of payment from the customer. Interest on this facility is calculated at prime rate plus one percent on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee on said balance. The facility is secured by liens on MSSI's accounts receivable and by personal guarantees of its principals.

         We issued a promissory note to Tazbaz Holdings Limited in September 2003 for receipt of $250,000. The maturity date of the promissory note is January 8, 2004, and it pays interest at five percent per annum. Accrued interest and principal are due on the maturity date. In the event all principal and accrued but unpaid interest have not been paid by the maturity date, we shall have the right to defer paying the outstanding balance of the note, including all accrued and unpaid interest as of the maturity date, by making six equal monthly payments of principal and interest commencing on the date that is 30 days after the maturity date and continuing on said day of the calendar month for five months thereafter. Interest shall accrue at the rate of 15% per annum during the deferral period.


RISK FACTORS

         Prospective   investors  should   carefully   consider  each,  and  the
cumulative effect of all, of the following risk factors:


     Business Risks

         We depend on contracts with the Federal government for a substantial majority of our revenue, and our business could be seriously harmed if the Federal government ceased doing business with us.

         The Federal sector accounts for 90% of our income. Our Federal government contracts may be terminated by the government at any time. We could be barred from doing business with the Federal government or Federal government agencies could exercise their right to terminate our contracts for budgetary reasons, convenience of the government, or any other reason. In either case, we expect that our revenues would decrease significantly. Should our largest Federal government customer terminate its contract with us, our revenues could decrease by as much as 20% per month.

         If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

         To facilitate our ability to prepare bids for new business, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so may adversely affect our ability to bid successfully for new business.

         We derive significant revenue from contracts and task orders awarded through a competitive bidding process. If we are unable to consistently win new awards over any extended period, our business and prospects will be adversely affected.

         Substantially all of our contracts and task orders with the Federal government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. However, there are no assurances that our bids will be accepted, even if competitive, and as such if we are unable to gain new contracts for any extended period, our business and prospects will be adversely affected.

         Insufficient positive cash flow could adversely impact our operating results.

         We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the Federal government or any of our other customers fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget.

         Currently, we have four proposal submissions awaiting customer decisions, which if all were accepted could obligate us to hire 25 new employees at a payroll cost of $ 105,000.00 per month. Depending on the number of proposals accepted, we may have to expand our credit facility, since billing and receipt of payment typically lag behind payroll by 45 or more days. There is no guarantee that we will be able to secure an expansion of our credit facility.

         Competition in the markets in which we compete may adversely affect our business.

         Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

         Our failure to attract and retain qualified employees, including our senior management team, may adversely affect our business.

         Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the IT services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could adversely affect our business by increasing our costs of performing our contractual obligations, reducing our ability to efficiently satisfy our clients' needs, limiting our ability to win new business and constraining our future growth.


     Risks Related to Our Common Stock

         The liquidity of our common stock is affected by its limited trading ability.

         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "SSRF." There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

         Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to "penny stock."

         The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. Our common stock is currently subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which generally include institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

         Our common stock will likely be subject to substantial price and volume fluctuations.

         The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

         o        our quarterly operating results;

         o        additions or departures of key personnel;

         o        changes  in  the  business,   earnings   estimates  or  market
                  perceptions of our competitors;

         o        our introduction of new facilities;

         o        future   sales  of  our   common   stock  by  us  or   selling
                  stockholders;

         o        changes in general market or economic conditions;

         o        announcements of legislative or regulatory change; and

         o potentially significant downward selling pressure on the stock price during the coming years as certain current and new stockholders seek to liquidate a portion or all of their holdings for various reasons subject to certain lock-up provisions where applicable.

         The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. In addition, there has been a limited public market for our common stock. We cannot predict the extent to which investor interest in us will be maintained. Such interest is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.

         A significant number of our shares are eligible for sale and their sale could depress the market price of our stock.

         Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for shares of our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market our common stock in an amount equal to the greater of one percent of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months. Any of the restricted shares may be sold by a non-affiliate after such shares have been held two years.

         After giving effect to the Stock Exchange, certain of our principal stockholders will continue to have significant voting power and may take actions that may not be in the best interest of other stockholders.

         Certain of our officers, directors and principal stockholders control and will continue for the foreseeable future to control a significant percentage of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

         We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

         We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay dividends, our stock price may be negatively affected.

         We are subject to critical accounting policies and actual results may vary from our estimates.

         We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, requiring us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.


ITEM 2. PROPERTIES

         We lease our principal corporate office located at 8540 Ashwood Drive, Capitol Heights, Maryland 20743. The lease expires February 28, 2007. We currently pay a base rent of approximately $58,000 per year under the lease, which will increase to approximately $63,000 per year during the final year of the lease term.


ITEM 3. LEGAL PROCEEDINGS

         As of the date of this Annual Report on Form 10-KSB, there is no material proceeding as to which any director, officer, affiliate or stockholder of the Company is a party adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended October 31, 2003.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "SSRF." There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.

         Holders. As of January 31, 2004 we had approximately 23 stockholders of record and our common stock had a closing bid price of $0.70 per share and a closing ask price of $0.70 per share.

         The Company's common stock is quoted on the OTC Bulletin Board under symbol "SSRF." The Company's common stock was first quoted on the OTC Bulletin Board on June 5, 2003. Prior to that time, no trading in the Company's common stock occurred. Therefore, historical price information for the Company's common stock for the fiscal year ended October 31, 2002 is not available. The chart below provides historical price information for the fiscal year ended October 31, 2003:

                                    Common Stock
      Fiscal Year Ended             ------------
      October 31, 2003            High         Low
      ----------------            ----         ---
First Quarter                     N/A          N/A
Second Quarter                    N/A          N/A
Third Quarter                    $0.05        $0.05
Fourth Quarter                   $1.50        $1.43

Subsequent Period (November
1, 2003 through January 31,
2004)                            $0.68        $0.68

         The  source  for  the  high  and  low  closing   bids   quotations   is
http://finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.


         Dividends. We have never declared or paid any cash dividends, and except for the distribution of the common capital stock of Surf Franchise, Inc., have made no distributions of our or our subsidiaries' common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those discussed under "Business -Risk Factors" and elsewhere in this report.


     Company and Industry Overview

         Industry  Overview.   Information   Technology  ("IT")  refers  to  the
collection of products and services that turn data into useful, meaningful and accessible information within an enterprise. The IT industry has several major facets: computer hardware, software and services. We include networking and telecommunication systems in the definition of IT.

         According to the 15th annual forecast released in November 2003 by the Government Electronics and Information Technology Association ("GEIA"), federal IT spending will continue to rise over the next five years. GEIA predicts that the total Federal Government IT budget for fiscal 2004 will be $59.3 billion, up 4.4% over fiscal 2003. For the next five years, GEIA predicted that total federal IT spending will increase 4.1% annually to $72.5 billion by fiscal 2009.

         The Department of Defense ("DoD") is expected to continue as the single largest purchaser of IT services with IT spending of $27.9 billion in fiscal 2004. GEIA forecasts DoD IT spending to grow annually to $34.9 billion by fiscal 2009.

         As a result for the Federal Government's demand for IT goods and services, the General Services Administration's (GSA) spending increased greatly primarily as a result of spending by GSA's Federal Technology Service on behalf of other agencies. Spending on IT services through GSA's federal supply schedule program grew from about $405 million to $4.3 billion, over the six-year fiscal period of 1996 to 2001. The GSA Schedule is a Federal Government Contract managed by GSA. Any agency or department of the Federal Government may purchase goods and services by using this contract. Any seller of goods and services may be included on the GSA Contract's schedule, which is a list of sellers who have negotiated prices for the goods and services they sell and have signed a contract with GSA agreeing to provide those goods and services to any agency wishing to purchase said goods and services. Many federal agencies use this contract to purchase goods and services.

         Company Overview. We are a provider of Information Technology ("IT") solutions to Federal, state and local governments, including military and civil agencies. Our solutions are focused in the areas of IT services and products. Our IT service-based offerings include network operation and design, systems analysis and deployment, and business process consulting services. Our IT products involve the reselling of brand-name hardware and software such as peripherals, office automation products, desktop and laptop systems, and computer accessories. Since our inception in 1997, approximately 90% of our revenues were derived from sales to agencies of the Federal government, and approximately 10% were derived from sales to agencies of state and local governments.

         Service contracts are structured as multi-year arrangements that involve a base-year period and option periods granted to our customers to renew the contracts that range from one to four years. Our contracts are structured on a fixed-price time and materials basis with the labor component based on our GSA Schedule Contract (No. GS-35F-5347H). In the six-month period ended October 31, 2003, we had five key service contract customer relationships that generated an aggregate of $2.7 million in revenue. For the twelve-month period ended April 30, 2003, our five key service contract customer relationships generated an aggregate of $3.8 million in revenue.

         Product sales are generated from our customers through requests for quotes that include the estimated cost of products from our suppliers. These products are resold to our customers at a price that covers acquisition cost, shipping and handling, and a targeted profit margin. For the six-month period ended October 31, 2003, we had approximately 45 customer relationships that generated an aggregate of $1.9 million in revenue. For the twelve-month period ended April 30, 2003, our customer base of 45 relationships generated an aggregate of $4.8 million in revenue.

         Our growth strategy is to continue to be a provider of choice for our current base of Federal, state and local customers. Maintaining and growing our core business will be central to generating sustained profitability and adequate cash flow to fund our operations. To attract new customers, we will expand our consultative selling approach, which identifies agencies with business problems that could be solved with our core capabilities. While we will continue to service our current base of product sales customers, we will redirect more of our effort and resources to increasing our share of service contract revenues. Service contracts provide recurring, multiple-year revenues with attractive gross profit margins.

         For the six-month period ended October 31, 2003, our service contract revenues of $2.7 million accounted for 59% of our total revenues, up 14 percentage points over the same period last year. Product sales of $1.9 million represented 41% of revenues and were down thirteen percentage points. As a result of this shift to service contracts, our gross profit margin for the six-month period ended October 31, 2003 was 31%, up 18 percentage points over the same prior-year period.

         Our service contract backlog consists of existing contracts valued at approximately $15 million and represents current work being performed and future options that we anticipate will be exercised by our customers over the next nine years. In addition, our proposal backlog of service contract opportunities is valued at approximately $19 million, and represents potential contracts in which a prospective or current customer has been presented with a formal proposal.


     Critical Accounting Policies

         As further discussed in Note 2 to the consolidated financial statements, in preparing our financial statements, management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Those accounting estimates that have the most significant impact on the Company's operating results and place the most significant demands on management's judgment are discussed below. With regard to all of these policies, management cautions that future events rarely develop as forecast, and the best estimates may require adjustment.

         Revenue Recognition on Long-Term Contracts. We provide various IT professional services to our Federal, state and local government clients based on negotiated fixed-price, time and materials contracts. Our customers are invoiced monthly at fixed hourly rates for each hour of service provided by skill. These rates and skill sets are based on our GSA Schedule Contract (No. GS-35F-5347H). We recognize services-based revenue from each of our contracts when the service has been performed, the customer has approved the timesheets for our employee or contractor providing the service and an invoice has been generated and collectibility is reasonably assured. We recognize materials-based revenue upon delivery, inspection and acceptance by our customer.

         Sale of Accounts Receivable. We adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" on April 1, 2001. Trade accounts receivable sold are removed from the balance sheet at the time of sale. We entered into an accounts receivable credit facility agreement with Action Capital Corporation ("Action Capital") of Atlanta, Georgia. Under this agreement, Action Capital provides advances of up to 85% of our accepted accounts receivable that are sold and assigned to Action Capital. These accounts receivable are sold with recourse against us. Consequently, we have contingent liability for any amounts advanced by Action Capital for accounts receivable sold and assigned that are subsequently considered uncollectible. The financing facility is secured by liens on our accounts receivable and by personal guarantees of our principal shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.


     Results of Operations.

         The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of revenues.


                                                For the Six-Month             For the Six-Month
                                                  Period Ended                  Period Ended
                                                   10/31/2003                    10/31/2002
                                                  $         % of Rev.            $         % of Rev.
                                            -----------    -----------     -----------    -----------
Revenue from product sales                  $ 1,934,904           41.5%    $ 1,964,801           55.1%
Revenue from service contracts                2,723,267           58.5%      1,598,907           44.9%
                                            -----------    -----------     -----------    -----------
                 Total revenues               4,658,171          100.0%      3,563,708          100.0%
Cost of goods sold                            3,235,358           69.5%      3,093,477           86.8%
                                            -----------    -----------     -----------    -----------
                  Gross profit                1,422,813           30.5%        470,231           13.2%
Operating expenses:
   General and Administrative                 1,403,489           30.1%        726,935           20.4%
   Interest and Bank charges                     94,067            2.0%         61,171            1.7%
   Depreciation                                  25,964            0.6%         20,194            0.6%
                                            -----------    -----------     -----------    -----------
            Total operating expenses          1,523,520           32.7%        808,300           22.7%

             Operating income (loss)           (100,707)         (2.2)%       (338,069)         (9.5)%

Recapitalization costs                          453,606            9.7%              0            0.0%
                                            -----------    -----------     -----------    -----------
Income (loss) before Income taxes              (554,313)        (11.9)%       (338,069)         (9.5)%
Provision for (benefit from) income taxes       (27,360)         (0.6)%           (102)         (0.0)%
                                            -----------    -----------     -----------    -----------
Net income (loss)                           $  (526,953)        (11.3)%    $  (337,967)         (9.5)%


         Comparison of six-month period ended October 31, 2003 to six-month period ended October 31, 2002.

         Revenues from Product Sales. Our total revenue from product sales was $1,934,904 and $1,964,801 for the six-month periods ended October 31, 2003 and October 31, 2002, respectively. For the six-month period ended October 31, 2003, our product sales revenue accounted for approximately 42% of total revenue, down 14 percentage points from the six-month period ended October 31, 2002. This decreased emphasis on product sales was caused by management's strategy to grow the network-based service contract revenue base, which provides multi-year recurring revenues at higher gross margins than those realized for product sales.

         Revenues from Service Contracts. Our total revenue from service contracts was $2,723,267 and $1,598,907 for the six-month periods ended October 31, 2003 and October 31, 2002, respectively. For the six-month period ended

October 31, 2003, service contract revenue accounted for approximately 59% of total revenue, up 14 percentage points from the six-month period ended October 31, 2002.

         Gross Profit. Our gross profit totaled $1,422,813 and $470,231 for the six-month periods ended October 31, 2003 and October 31, 2002, respectively. For the six-month period ended October 31, 2003, we reported a gross profit margin of 31%, up 18 percentage points from the six-month period ended October 31, 2002. The reason for this increase was management's decision to emphasize IT professional service contracts, which have higher-margin recurring revenues from IT professional service contracts than product sales.

         General and Administrative ("G&A") Expenses. Our G&A expenses totaled $1,403,489 and $726,935 for the six-month periods ended October 31, 2003 and October 31, 2002, respectively. For the six-month period ended October 31, 2003, G&A expenses accounted for approximately 30% of our total revenue, up ten percentage points or $676,554 from the six-month period ended October 31, 2002. The increase in our G&A was caused primarily by several factors: 1. increased compensation and benefits of approximately $550,000 for an increase of four employees in our sales and business development staff, as well as an increase in of six employees serving a G&A function, an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates (from 20% to 80%), and higher compensation levels for certain staff; 2. increased cost for legal and outside professionals of approximately $36,000; and 3. an increase in all other G&A of $91,000 associated with increased sales and marketing programs, office related expenses and other administrative costs.

         Interest and Bank Charges. Our interest and bank charges totaled $94,067 and $61,171 for the six-month periods ended October 31, 2003 and October 31, 2002, respectively. For the six-month period ended October 31, 2003, interest and bank charges accounted for approximately 2% of our total revenue and was unchanged for the six-month period ended October 31, 2002. The increase of $32,896 was caused primarily from increased accounts receivable financing costs associated with increased revenues from service contracts.

         Depreciation and Amortization. Our depreciation expense amounted to $25,964 and $20,194 for the six-month periods ended October 31, 2003 and October 31, 2002, respectively. For the six-month period ended October 31, 2003, depreciation expense accounted for approximately 1% of our total revenue, and was due to increased purchases of furniture, computers and office equipment to handle our increased employment of staff.

         Operating Income (Loss). We had an operating loss of $(139,313) or 3% of our revenue for the six-month period ended October 31, 2003, as compared with an operating loss of $(338,069) or 10% of our revenue during the same prior-year period. Our operating loss for the six-month period ended October 31, 2003 was attributable principally to higher general and administrative expenses associated with increased infrastructure needed to shift our strategic direction to generating recurring revenues from IT professional service contracts. Our operating loss of $(139,313) for the six-month period ended October 31, 2003 improved by $198,756 over the same period for the prior year and was driven by increased gross profits from our service contract revenues.

         Recapitalization Costs. We incurred recapitalization costs of $453,606, or 9% of our revenue, during the six-month period ended October 31, 2003, due to the Company's stock exchange transaction we completed with the shareholders of MSSI on October 6, 2003. A total of $415,000 was paid for management advisory services and $38,606 was paid for legal services. During the six-month period ended October 31, 2002, we did not incur any recapitalization costs.

         Provision for Income Taxes. For the six-month period ended October 31, 2003, our provision for income taxes represented a tax benefit of $27,360, or 0.4% of revenues, and resulted from an increase in our deferred income tax assets.

         The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of revenues.


                                              For the Twelve-Month       For the Twelve-Month
                                                  Period Ended               Period Ended
                                                   4/30/2003                  4/30/2002
                                                 $        % of Rev.         $        % of Rev.
                                            ----------   ----------    ----------   ----------
Revenue from product sales                  $4,801,059         55.6%   $5,096,688         69.3%
Revenue from service contracts               3,838,923         44.4%    2,259,549         30.7%
                                            ----------   ----------    ----------   ----------
                 Total revenues              8,639,982        100.0%    7,356,237        100.0%
Cost of goods sold                           6,544,910         75.8%    5,762,024         78.3%
                                            ----------   ----------    ----------   ----------
                  Gross profit               2,095,072         24.2%    1,594,213         21.7%
Operating expenses:
   General and Administrative                1,793,268         20.8%    1,157,746         15.8%
   Interest and Bank charges                   135,846          1.6%       82,210          1.1%
   Depreciation                                 40,388          0.4%       15,564          0.2%
                                            ----------   ----------    ----------   ----------
            Total operating expenses         1,969,502         22.8%    1,255,520         17.1%

             Operating income (loss)           125,570          1.4%      338,693          4.6%
                                            ----------   ----------    ----------   ----------
Income (loss) before Income taxes              125,570          1.4%      338,693          4.6%
Provision for (benefit from) income taxes       41,208          0.4%      131,115          1.8%
                                            ----------   ----------    ----------   ----------
Net income (loss)                           $   84,362          1.0%   $  207,578          2.8%


         Comparison of twelve-month period ended April 30, 2003 to twelve-month period ended April 30, 2002.

         Revenues from Product Sales. Our total revenue from product sales was $4,801,059 and $5,096,688 for the twelve-month periods ended April 30, 2003 and April 30, 2002, respectively. For the twelve-month period ended April 30, 2003, product sales revenue accounted for approximately 56% of total revenue, down thirteen percentage points or $295,629 from the twelve-month period ended April 30, 2002. The reduced emphasis on products sales is part of our strategy to grow the network-based service contract revenue base which provides multi-year recurring revenues at higher gross margins than realized for product sales.

         Revenues from Service Contracts. Our total revenue from service contracts was $3,838,923 and $2,259,549 for the twelve-month periods ended April 30, 2003 and April 30, 2002, respectively. For the twelve-month period ended April 30, 2003, service contract revenue increased $1,579,374 over the prior period and accounted for approximately 44% of total revenue, up thirteen percentage points from the twelve-month period ended April 30, 2002. As previously mentioned, increasing the service contract segment of revenue is a key strategic focus for our company.

         Gross Profit. Our gross profit totaled $2,095,072 and $1,594,213 for the twelve-month periods ended April 30, 2003 and April 30, 2002, respectively. For the twelve-month period ended April 30, 2003, gross profit margin of 24% was up two percentage points or $500,859 from the twelve-month period ended April 30, 2002.

         General and Administrative ("G&A") Expenses. Our G&A expenses totaled $1,793,268 and $1,157,746 for the twelve-month periods ended April 30, 2003 and April 30, 2002, respectively. For the twelve-month period ended April 30, 2003, G&A expenses accounted for approximately 21% of total revenue, up five percentage points or $635,522 from the twelve-month period ended April 30, 2002. This increase in G&A was caused primarily by 1. increased compensation and benefits of $390,000 associated with an increase in corporate administration headcount of three employees, increased compensation for certain employees, and increased employee benefits due to our higher employee health insurance co-pay (from 20% to 80%), 2. increased legal and outside professional costs of $95,000 associated with management advisory and consultancy costs associated with our strategic planning process, 3. higher transportation and travel costs of $30,000 associated with our sales and marketing programs, and 4. increased office and administrative cost of $120,000.

         Interest and Bank Charges. Our interest and bank charges totaled $135,846 and $82,210 for the twelve-month periods ended April 30, 2003 and April 30, 2002, respectively. For the twelve-month period ended April 30, 2003, interest and bank charges accounted for approximately 1.6% of total revenue, up
0.5 percentage points or $53,636 from the twelve-month period ended April 30, 2002. The increase of $53,636 was caused primarily from increased accounts receivable financing costs associated with increased revenues from service contracts.

         Depreciation and Amortization. Our depreciation expense amounted to $40,388 and $15,564 for the twelve-month periods ended April 30, 2003 and April 30, 2002, respectively. For the twelve-month period ended April 31, 2003, depreciation expense accounted for 0.4% of total revenue, up 0.2 percentage points or $24,824 from the twelve-month period ended April 30, 2002 and reflected increased purchases of furniture and equipment.

         Operating Income (Loss). We had operating income of $125,570 or 1.4% of revenue for the twelve-month period ended April 30, 2003, as compared with operating income of $338,693 or 4.6 % of revenue for the twelve-month period ended April 30, 2002. The operating income for the twelve-month period ended April 30, 2003 decreased $213,123 from the prior period and was attributable principally to increased operating expenses associated with increased number of employees and increased interest costs associated with financing our accounts receivable.

         Provision for Income Taxes. We recorded an income tax provision of $41,208, or 0.4% of revenue, for the twelve-month period ended April 30, 2003, compared with a provision of $131,115, or 1.8% of revenue, for the twelve-month period ended April 30, 2002. The lower provision was caused by the reduction in our operating profit of $213,123 from April 30, 2003 versus the prior period, and a lower effective income tax rate of 33% versus 39% for the prior period.


     Liquidity and Capital Resources

         Comparison of six-month period ended October 31, 2003 to six-month period ended October 31, 2002.

         Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations and the use of receivable financing to supplement financing of capital expenditures. As of October 31, 2003, we had cash and cash equivalents of $255,178, a decrease of $5,959 for the period. The decrease in cash of $5,959 resulted primarily from cash used in operations of $236,437, purchases of furniture and equipment of $19,522; offset partially by increased cash from financing activities of $250,000.

         Cash Flows from Operating Activities. Our net cash used in operating activities was $236,437 for the six-month period ended October 31, 2003. Our cash position was impacted negatively by recapitalization expenses of $453,606 to effect the stock exchange transaction we completed with the shareholders of MSSI on October 6, 2003. During this period, our working capital had a favorable impact to cash flow of $264,551 and was caused by a reduction (positive impact to cash flow) in accounts receivable of $573,382 and a reduction of accounts payable and accrued liabilities (negative impact to cash flow) of $308,831. Finally, our operating activities resulted in a cash usage of $47,382, driven by increased expenses related to building up the corporate infrastructure and investing in marketing and sales activities.

         Net cash used in our operating activities was $192,029 for the six-month period ended October 31, 2002. Our cash position was negatively impacted by a loss in operating activities of $317,773; offset partially by a favorable increase in our working capital of $125,744. The favorable increase in our working capital was driven by an increase in accounts payable of $398,245; offset partially by increased accounts receivable of $272,501.

         Cash Used in Investing Activities. Net cash used in our investing activities for the six-month period October 31, 2003 was $19,522 and resulted principally from the purchase of furniture, computers, and office equipment used in the operating activities of our business.

         For the six-month period ended October 31, 2002, net cash used in our investing activities was $72,205 and resulted principally from the purchase of furniture, computers and office equipment associated with increased staffing levels.

         Cash Provided by Financing Activities. For the six-month period ended October 31, 2003, we generated $250,000 net cash from financing activities. The sole source of funds came from the loan proceeds received from the note issued to Tazbaz Holdings Limited.

         For the six-month period ended October 31, 2002, we had no cash provided or used by financing activities.

         We currently believe that cash on hand and internally generated cash flow will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. Future capital requirements will depend upon many factors, including the overall cost of such financings, the expansion of our growth strategy and the addition of employees and corporate infrastructure.


     Liquidity and Capital Resources

         Comparison of twelve-month period ended April 30, 2003 to twelve-month period ended April 30, 2002.

         Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations and the use of receivable financing to supplement financing of capital expenditures. As of April 30, 2003, we had cash and cash equivalents of $261,135 versus $435,576 at April 30, 2002. Our cash decreased by $174,441 and resulted primarily from cash used in operating activities of $154,832, increased purchases of furniture and equipment of $98,857; offset partially by cash provided by financing activities of $79,248

         Cash Flows from Operating Activities. Our net cash used in operating activities was $154,832 for the twelve-month period ended April 30, 2003. Net Income and depreciation generated cash of $124,750, while our increased working capital needs used cash of $279,582. Our working capital usage was caused primarily by higher accounts receivable of $898,512, and was associated with our service contract revenues; offset partially by the favorable impact to cash of higher accounts payable, accrued liabilities, and income taxes payable of $618,930.

         Our net cash provided by operating activities was $651,184 for the twelve-month period ended April 30, 2002. Net Income and depreciation generated cash of $223,142 and our decreased working capital needs provided cash of $428,042. Our working capital was favorably impacted by an increase in accounts payable, accrued liabilities, and income taxes payable of $571,159, while our accounts receivable and prepaid expenses/deposits increased and used cash of $143,117.

         Cash Used in Investing Activities. Our net cash used in investing activities for the twelve-month period April 30, 2003 was $98,857 and resulted principally from purchases of furniture, computers and office equipment used in the operating activities of our business.

         For the twelve-month period ended April 30, 2002, our net cash used in investing activities was $166,407 and resulted principally from purchases of furniture, computers and office equipment associated with increased staffing levels.

         Cash Provided by Financing Activities. For the twelve-month period ended October 31, 2003, we generated $79,248 net cash from financing activities and was due from repayment of loans made to certain principal shareholders.

         For the twelve-month period ended October 31, 2002, our net cash used in financing activities totaled $85,988, and resulted principally from advances to principal shareholders of $52,728, and purchase of shares in publicly-traded corporations and mutual funds of $33,260.

         Credit Facilities. We have a $1.5 million accounts receivable financing facility with Action Capital. Under the terms of this facility, we can sell up to 85% of the value of accounts receivable in advance of payment from the customer. Interest on this facility is calculated at the prevailing bank prime rate plus 1.0% on the average daily balance of accounts receivable sold plus 0.95% monthly fee of the said balance. The facility is secured by liens on our accounts receivable and by personal guarantees of our principals. Accounts receivable sold and assigned under this facility amounted to $605,254 and $1,481,409 as of October 31, 2003 and October 31, 2002, respectively.

         We issued a promissory note to Tazbaz Holdings Limited of Ontario, Canada in September 2003 for receipt of $250,000. The loan proceeds were used for general corporate purposes. The loan matured on January 8, 2004 (the "Maturity Date") and accrued interest at the rate of 5% per annum. The note provided for a deferral period, pursuant to which we deferred paying the outstanding balance of the note, including all accrued and unpaid interest as of the Maturity Date, by making six equal monthly payments of principal and interest commencing on the date that is 30 days after the Maturity Date and continuing on said day of each calendar month thereafter. Interest shall accrue at the rate of 15% per annum during the deferral period.

         Subsequent Events. On December 15, 2003, we signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first of which was received on the same day for $25,000. The loan is payable on demand anytime after June 30, 2004 ("demand date"). The interest rate is 6% per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion

         Other. The following table summarizes our contractual cash obligations at October 31, 2003, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:


                       Payments Due by Period (in dollars)

----------------------- ----------- ----------- ----------- ---------- ---------
Contractual Cash                     Less than                          After
Obligations              Total       1 Year      1-3 Years   4-5 Years  5 Years
----------------------- ----------- ----------- ----------- ---------- ---------
Short-term debt         $ 292,568    $292,568          $0          $0      $0
----------------------- ----------- ----------- ----------- ---------- ---------
Operating Leases          207,200      58,500     122,400       26,300     $0
----------------------- ----------- ----------- ----------- ---------- ---------
Total Contractual Cash
Obligations             $ 499,768    $351,068    $122,400      $26,300     $0
----------------------- ----------- ----------- ----------- ---------- ---------


     Use of Estimates and Certain Significant Estimates


         The preparation of financial statements in conformity with generally accepted accounting principles for the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Forward Looking Statements

         Some of the statements under "Business and Industry Overview", "Our Growth Strategy" and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         Such factors include, among other things, those described in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB.


ITEM 7. FINANCIAL STATEMENTS


         Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective October 16, 2003, our Board of Directors approved the replacement of Stewart H. Benjamin, CPA, PC ("Benjamin") as its independent auditor for the fiscal year ending October 31, 2003, with Schwartz Levitsky Feldman llp. Benjamin resigned effective October 16, 2003. The reports of Benjamin on our consolidated financial statements for the year ended October 31, 2002, for which Benjamin's Independent Auditors' Report was dated December 30, 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty or audit scope.

         There were no disagreements with Benjamin during the period of his appointment as our independent auditor through the date of his resignation on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters, as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time. We provided Benjamin with a copy of these disclosures in response to the disclosures required by Regulation S-B, Item 304(a).


ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of October 31, 2003. Based upon that evaluation, our Chief
Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

         While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information called for by Item 9 with respect to identification of our directors will be included under the captions "Proposal 3: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2004 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before February 6, 2004 (the "2004 Proxy Statement").


ITEM 10. EXECUTIVE COMPENSATION

         The information called for by Item 10 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Officers and Compensation" in the 2004 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 11 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2004 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 12 with respect to transactions between us and certain related entities is incorporated herein by reference to the material under the caption "Certain Relationships and Related Transactions" in our 2004 Proxy Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Statements filed as part of this Report:


         1. Consolidated Financial Statements


         See the Consolidated Financial Statements that follow the signature pages to this Annual Report.


     Exhibits


         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:

         Exhibit
         Number            Description of Exhibit
         ----------        -----------------------------------------------------
         2.1#              Securities  Exchange Agreement dated October 6, 2003,
                           by and among Sun & Surf,  Inc.,  Jeffrey R. Esposito,
                           Management   Solutions  &  Systems,   Inc.   and  the
                           shareholders of Management Solutions & Systems, Inc.

         3.1*              Articles of Incorporation of Sun & Surf, Inc.

         3.2*              Bylaws of Sun & Surf, Inc.

         10.1# Promissory Note dated September 10, 2003, issued by Management Solutions & Systems, Inc. in favor of Tazbaz Holdings Limited for the sum of $250,000

         10.2# Financing and Security Agreement by and between Management Solutions & Systems, Inc. and Action Capital Corporation, dated June 14, 2001

         10.3# Agreement by and between Management Solutions & Systems, Inc. and Department of Housing and Urban Development, Office of Public and Indian Housing, dated July 1, 2002

         10.4# Modification of Contract by and between Management Solutions & Systems, Inc. and Department of Housing and Urban Development, dated July 1, 2003

         10.5# Modification of Cost Proposal by and between Management Solutions & Systems, Inc. and Department of Housing and Urban Development, dated August 25, 2003

         10.6# Order for Supplies and Services by and between Management Solutions & Systems, Inc. and GSA Region 6, dated September 30, 2002

         10.7# Modification of Contract by and between Management Solutions & Systems, Inc. and GSA Region 6, dated November 20, 2002

         10.8# Modification of Contract by and between Management Solutions & Systems, Inc. and GSA Region 6, dated April 28, 2003

         10.9# Modification of Contract by and between Management Solutions & Systems, Inc. and GSA Region 6, dated April 29, 2003

         10.10#            Order   Modification   by  and   between   Management
                           Solutions & Systems, Inc. and GSA Region 6, dated September 12, 2003

         10.11#            Order   Modification   by  and   between   Management
                           Solutions & Systems, Inc. and GSA Region 6, dated September 23, 2003

         10.12#            Order   Modification   by  and   between   Management
                           Solutions & Systems, Inc. and GSA Region 6, dated October 17, 2003

         16.1#             Letter of  Stewart  H.  Benjamin,  CPA,  P.C.,  dated
                           October 21, 2003

         21.1+             Subsidiaries of the registrant.

         31.1+             Statement  of  Chief  Executive   Officer   Furnished
                           Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

         31.2+             Statement  of  Chief  Financial   Officer   Furnished
                           Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

         32.1+             Statement  of  Chief  Executive   Officer   Furnished
                           Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

         32.2+ Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
-----------------
* Previously filed as an exhibit to Form 10-SB as filed with the Commission on November 20, 2003, and incorporated herein by reference.

# Previously filed as an exhibit to the Company's Current Report on Form 8-K as filed with the Commission on October 21, 2003, and is incorporated herein by reference.

+ Filed herewith.

     Reports on Form 8-K


         The Company filed a Current Report on Form 8-K with the SEC on October 21, 2003 reporting, (i) the Change in Control of the Company; (ii) Change in the Company's Certifying Accountant and (iii) Financial Statements, and Exhibits filed as part of the Current Report.

         There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended October 31, 2003.

         The Company filed a Current Report on Form 8-K/A with the SEC on December 22, 2003 to include Pro Forma Financial Information for the previously filed Form 8-K referenced above.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption "Relationship with Independent Auditors" in our 2004 Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Sun & Surf, Inc.

Dated:  February 6, 2004                               By: /s/ Clifford Pope
                                                          ----------------------
                                                          Clifford Pope
                                                          President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  February 6, 2004                               By: /s/ Clifford Pope
                                                          ----------------------
                                                          Clifford Pope
                                                          President
                                                          Director

Dated:  February 6, 2004                               By: /s/ Larry L. Brooks
                                                          ----------------------
                                                          Larry L. Brooks
                                                          Vice President
                                                          Director

Dated:  February 6, 2004                               By: /s/ Larry Swinton
                                                          ----------------------
                                                          Larry Swinton
                                                           Director

                                 SUN & SURF INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2003

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                           AND AS OF OCTOBER 31, 2002

                                   (Unaudited)

                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS


Report of Independent Auditors                                                 1

Consolidated Balance Sheets as of October 31, 2003 and 2002 (unaudited)    2 - 3

Consolidated Statements of Operations for the six month periods ended
    October 31, 2003 and 2002 (unaudited)                                      4

Consolidated Statements of Changes in Stockholders' Equity for the six month
    periods ended October 31, 2003 and 2002 (unaudited)                        5

Consolidated Statements of Cash Flows for the six month periods ended
    October 31, 2003 and 2002 (unaudited)                                      6

Notes to Consolidated Financial Statements                                7 - 16

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Sun & Surf Inc.

We have audited the accompanying consolidated balance sheets of Sun & Surf Inc. as at October 31, 2003 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the six month period ended October 31, 2003. These consolidated financial statements are the responsibility of the management of Sun & Surf Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun & Surf Inc. as of October 31, 2003 and the results of its operations and its cash flows for the six month period then ended in conformity with generally accepted accounting principles in the United States of America.




Toronto, Ontario                                 "Schwartz Levitsky Feldman llp"
December 5, 2003, except for notes                         Chartered Accountants
    7 and 11 which are as of January 9, 2004

SUN & SURF INC.
Consolidated Balance Sheets
As of October 31, 2003 and 2002
(Amounts expressed in US Dollars)
                                                          2003           2002

                                                           $              $
                                                                     (Unaudited)

                                     ASSETS
CURRENT ASSETS

    Cash                                                  255,178        171,342
    Marketable and other securities                        39,248         38,260
    Accounts receivable (note 3)                          605,255        508,659
    Factor's holdback receivable (note 3)                 101,906        145,875
    Prepaid expenses and deposits                           9,500          9,500
    Deferred income taxes (note 5)                          1,976           --
                                                     ------------   ------------


                                                        1,013,063        873,636

DEFERRED INCOME TAXES (note 5)                             17,605           --

ADVANCES TO SHAREHOLDERS                                     --           79,248

PROPERTY AND EQUIPMENT (note 4)                           204,881        205,853
                                                     ------------   ------------


                                                        1,235,549      1,158,737
                                                     ============   ============


















The accompanying notes are an integral part of these consolidated financial statements.

SUN & SURF INC.
Consolidated Balance Sheets
As of October 31, 2003 and 2002
(Amounts expressed in US Dollars)
                                                         2003           2002

                                                           $              $
                                                                    (Unaudited)

                            LIABILITIES
CURRENT LIABILITIES

    Accounts payable                                     558,186        936,075
    Accrued liabilities                                  359,458         83,547
    Income taxes payable (note 5)                        197,936        156,641
    Deferred income taxes (note 5)                          --            2,755
    Promissory note payable (note 6)                     250,000           --
                                                     -----------    -----------


                                                       1,365,580      1,179,018

DEFERRED INCOME TAXES                                       --            5,126
                                                     -----------    -----------

                                                       1,365,580      1,184,144
                                                     -----------    -----------


                     STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 7)                                    21,530         21,530

ADDITIONAL PAID-IN CAPITAL (DISCOUNT)                    (18,830)       (18,830)

DEFICIT                                                 (132,731)       (28,107)
                                                     -----------    -----------


                                                        (130,031)       (25,407)
                                                     -----------    -----------


                                                       1,235,549      1,158,737
                                                     ===========    ===========





























The accompanying notes are an integral part of these consolidated financial statements.

SUN & SURF INC.
Consolidated Statements of Operations
For the six month periods ended October 31, 2003 and 2002
(Amounts expressed in US Dollars)
                                                        2003           2002

                                                          $              $
                                                                    (Unaudited)

REVENUE

    Sales                                              1,934,904      1,964,801
    Service                                            2,723,267      1,598,907
                                                     -----------    -----------


                                                       4,658,171      3,563,708

COST OF GOODS SOLD                                     3,235,358      3,093,477
                                                     -----------    -----------


GROSS PROFIT                                           1,422,813        470,231
                                                     -----------    -----------


EXPENSES

    General and administrative                         1,403,489        726,935
    Interest and bank charges                             94,067         61,171
    Depreciation                                          25,964         20,194
                                                     -----------    -----------


                                                       1,523,520        808,300
                                                     -----------    -----------


LOSS BEFORE UNDERNOTED ITEM AND
    INCOME TAXES                                        (100,707)      (338,069)

    Recapitalization costs (note 1)                      453,606           --
                                                     -----------    -----------


LOSS BEFORE INCOME TAXES                                (554,313)      (338,069)

    Income taxes recovery                                (27,360)          (102)
                                                     -----------    -----------


NET LOSS                                                (526,953)      (337,967)
                                                     ===========    ===========


Loss per share                                             (0.03)         (0.02)
                                                     ===========    ===========


Weighted average number of shares outstanding         15,887,228     15,000,000
                                                     ===========    ===========



















The accompanying notes are an integral part of these consolidated financial statements.


SUN & SURF INC.
Consolidated Statements of Changes in Stockholders' Equity
For the six month periods ended October 31, 2003 and 2002
(Amounts expressed in US Dollars)

                                                                               Additional
                                                                                  Paid        Retained
                                                       Common Stock            in Capital     Earnings
                                                   Number         Amount       (Discount)     (Deficit)
                                                -----------    -----------    -----------    -----------
                                                                    $              $              $

Balance as of April 30, 2002,
   as previously reported                         4,960,250          4,960            694        309,860

   Stock split of 10:1                           44,642,250           --             --             --
   Cancellation of shares (note 7)              (43,072,500)       (43,072)          --             --
   Shares issued pursuant to reverse
      acquisition (note 1)                       15,000,000         15,000        (15,000)          --
   Adjustment relating to stock split and
      reverse acquisition                              --           44,642         (4,524)          --
                                                -----------    -----------    -----------    -----------


Balance as of April 30, 2002, as restated        21,530,000         21,530        (18,830)       309,860

   Net loss for the period from May 1, 2002
      to October 31, 2002                              --             --             --         (337,967)


Balance as of October 31, 2002                   21,530,000         21,530        (18,830)       (28,107)

   Net income for the period from November 1,
     2002 to April 30, 2003                            --             --             --          422,329
                                                -----------    -----------    -----------    -----------

Balance as of April 30, 2003                     21,530,000         21,530        (18,830)       394,222

   Net loss for the period                             --             --             --         (526,953)
                                                -----------    -----------    -----------    -----------

Balance as of October 31, 2003                   21,530,000         21,530        (18,830)       132,731
                                                ===========    ===========    ===========    ===========





























The accompanying notes are an integral part of these consolidated financial statements


SUN & SURF INC.
Consolidated Statements of Cash Flows
For the six month periods ended October 31, 2003 and 2002
(Amounts expressed in US Dollars)
                                                                   2003           2002

                                                                     $              $
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                      (526,953)      (337,967)
    Items not requiring an outlay of cash
         Depreciation                                               25,964         20,194
         (Increase) decrease in accounts receivables               541,429       (171,890)
         (Increase) decrease in factor's holdback receivable        31,954       (100,611)
         Increase (decrease) in accounts payable and
            accrued liabilities                                   (281,354)       398,347
         Decrease in income taxes payable                             (117)          --
         Decrease in deferred income taxes                         (27,360)          (102)
                                                               -----------    -----------


    Net cash used in operating activities                         (236,437)      (192,029)
                                                               -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from promissory note                                  250,000           --
                                                               -----------    -----------


    Net cash flows provided by financing activities                250,000           --
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of marketable securities                                 (988)          --
    Purchase of property and equipment                             (18,534)       (72,205)
                                                               -----------    -----------


    Net cash flows used in investing activities                    (19,522)       (72,205)
                                                               -----------    -----------


Net decrease in cash and cash equivalents                           (5,959)      (264,234)

    Cash and cash equivalents, beginning of period                 261,135        435,576
                                                               -----------    -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                           255,176        171,342
                                                               ===========    ===========












The accompanying notes are an integral part of these consolidated financial statements.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)




1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

a)       Nature of Business

Sun & Surf Inc. ("SSI"), a public corporation, was incorporated in the State of New York on November 30, 2000. SSI was a seller of sporting goods, apparel and accessories and a consultant to retailers and wholesalers in the action sports industry.

Management Solutions & Systems. Inc. ("MSSI") is an information technology consulting firm incorporated in the State of Maryland in 1997. Its principal activities are the sale of computer products, design and development of computer systems, and systems technical support.

On October 6, 2003, SSI entered into a Securities Exchange Agreement with MSSI. In exchange for the acquisition of the 100% interest in MSSI, the shareholders of MSSI were issued a total of 15,000,000 common shares of SSI. Following the share exchange, the former shareholders of MSSI hold 69.67% of the 21,530,000 shares of common stock of SSI. Consequently, even though SSI is the legal acquirer, this transaction is treated as an acquisition of SSI by MSSI.

There were no preferred shares, warrants or options as of acquisition date.

After the Stock Exchange, SSI ceased its prior business operations and only carries on the business of MSSI.

Transaction costs of $453,600 were incurred relating to the reverse acquisition consisting of legal and management consultancy fees.

b)       Basis of Presentation

The share exchange was considered a reverse acquisition whereby MSSI was deemed to have acquired SSI and was accounted for as a purchase of net assets of SSI by MSSI in the consolidated financial statements.

For accounting purposes, the acquisition has been treated as a recapitalization of SSI with MSSI as the acquirer. No goodwill or other intangibles were recognized in connection with the acquisition.

The consolidated financial statements as of October 31, 2003 include the accounts of SSI and MSSI. These consolidated financial statements include the financial position of SSI and MSSI as of October 31, 2003 and the results of operations of MSSI from May 1, 2003 to October 31, 2003 and the operations of SSI from October 6, 2003 (the transaction date) to October 31, 2003.

The unaudited financial statements as of October 31, 2002 include the financial position of MSSI as of October 31, 2002 and its results of operations for the six month period then ended.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

b)       Marketable and Other Securities

Marketable securities consist principally of investments in shares of publicly traded corporations and mutual funds. As of October 31, 2003 and October 31, 2002, all of the company's investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the period. The cost of the security is based upon the specific identification method.

c)       Sale of Accounts Receivable

The company adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" on April 1, 2001. Trade accounts receivable sold are removed from the balance sheet at the time of sale.

d)       Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives at the undernoted rates and methods:

         Furniture and fixtures             7 years           Straight-line
         Office equipment                   5 years           Straight-line
         Leasehold improvements             5 years           Straight-line

Depreciation for property and equipment acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

e)       Long-Lived Assets

The company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of which has been superseded by SFAS No. 144. SFAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

f)       Long-Term Financial Instruments

The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

g)       Revenue Recognition

Revenues are recognized when realized or realizable and earned. The company generates two revenue streams: sale of computer products and design and development of computer systems and systems technical support. The company's customer base is comprised of U.S.-based Federal, state and local governments, including military and civil agencies.

         Computer Product Sales

The company is an authorized reseller of brand-name IT products including hardware and software, peripherals, office automation products, desktop and laptop systems, and computer accessories. Revenue is recognized from the sale of these products upon delivery, inspection and formal acceptance by customers. The company's customers formally acknowledge the acceptance of product deliveries by completion of a form that acknowledges inspection and acceptance of the shipment.

         Design and  Development  of  Computer  Systems  and  Systems  Technical
         Support

The Company provides various IT professional services to its customers based on negotiated fixed-price time and materials contracts. Customers are invoiced monthly at fixed hourly rates for each hour of service provided. These notes and skill sets are based on the company's GSA Schedule Contract (No. GS-35F-5347A). The company recognizes services-based revenue from all of its contracts when the service has been performed, the customer has approved the timesheets for the company's employee or contractor providing the service and an invoice has been generated and collectibility is reasonably assured. For materials, the company recognizes revenue upon delivery, inspection and acceptance by the customer.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)




2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

h)       Income Taxes

The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

i)       Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

j)       Fair Value of Financial Instruments

The company's financial instruments consist of cash, marketable securities, accounts receivable, accounts payable and accrued liabilities, and income taxes payable. Unless otherwise indicated, it is management's opinion that the company is not exposed to significant interest rate or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values because of the short maturity of these instruments.

k)       Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


l)       Recent Pronouncements

SFAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No.147 - Acquisition of Certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

SFAS No. 148 - Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

SFAS No. 149 - Amendment of Statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)



3.       ACCOUNTS RECEIVABLE                               2003        2002

                                                             $           $
                                                                    (Unaudited)

         Accounts receivable, gross                      1,848,217   1,481,160
         Less:  Invoices sold and assigned               1,242,963     972,501
                                                         ---------   ---------


         Accounts receivable, net                          605,254     508,659
                                                         =========   =========


The  company  carries  accounts   receivable  at  the  amount  it  deems  to  be
collectible. Accordingly, the company provides allowances for accounts receivable it deems to be uncollectable based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectable could differ from those estimated.

The company has entered into credit facility agreement with Action Capital Corporation ("Action"). Under this agreement, Action would provide advances of up to 85% of the company's acceptable accounts receivable that are sold and assigned to Action. These accounts receivables are sold with recourse against the company. Consequently the company is contingently liable for any amounts advanced by Action for accounts receivable sold and assigned that are subsequently considered uncollectible.

The financing facility is secured by liens on the company's accounts receivable and by personal guarantees of certain shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)




4. PROPERTY AND EQUIPMENT
                                                           2003          2002

                                                             $             $
                                                                     (Unaudited)

         Furniture and fixtures                             62,603        57,684
         Office equipment                                  182,557       161,581
         Leasehold improvements                             41,638        25,121
                                                       -----------   -----------


                                                           286,798       244,386
                                                       -----------   -----------

         Less:  Accumulated depreciation

                Furniture and fixtures                      17,110         8,048
                Office equipment                            51,455        24,204
                Leasehold improvements                      13,352         6,281
                                                       -----------   -----------


                                                            81,917        38,533
                                                       -----------   -----------


         Net book value                                    204,881       205,853
                                                       ===========   ===========


         Depreciation expense during the six month period ended October 31, 2003 was $25,964 ($20,194 in 2002).


5.       INCOME TAXES PAYABLE

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.

                                                           2003         2002

                                                             $             $
                                                                     (Unaudited)
         Income taxes payable

              Federal                                      156,705       124,819
              State and local                               41,231        31,822
                                                       -----------   -----------

                                                           197,936       156,641
                                                       ===========   ===========


The provision for income taxes at the end of the period resulted from the increase in deferred income tax assets of $27,360 ($102 in 2002).


SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)




6.       PROMISSORY NOTE PAYABLE

The loan is unsecured, bears interest of 5.0% per annum and all principal and accrued but unpaid interest is payable on January 8, 2004.

As of January 9, 2004, $25,000 was repaid on the note including interest. The agreement includes a default provision giving the company the right to defer paying the balance of the note and unpaid interest. This note becomes payable in six equal monthly payments of principal and interest commencing 30 days after January 8, 2004. Interest rate during the deferral period is 15% per annum.

                                                                         2003                2002

7.       CAPITAL STOCK                                                                    (Unaudited)

         Authorized number of Common shares at $0.001 par value       100,000,000         100,000,000
                                                                      ===========         ===========


Prior to the reverse acquisition (see note 1), the company effected a forward-split of common stock on the basis of ten shares for each share issued and outstanding.

As  part  of  the  reverse  acquisition,  43,072,500  shares  owned  by  certain
shareholders   were  redeemed  without  any  consideration  and  then  cancelled following the closing of the stock exchange.


8.       SEGMENTED INFORMATION

The company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The company's operations are primarily related to sales of products and technologies to various government agencies. All assets of the business are located in its head office in Maryland.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)




9.       LEASE COMMITMENT

Rental of office space under operating lease amounted to approximately $28,840 during the six month period ended October 31, 2003 and $30,500 for the six month period ended October 31, 2003.

The approximate minimum rental payments required under the lease agreement that expires in February 2007 are as follows:

         Payable during the following periods:

         Within one year                                             $    58,500
         Over one year but not exceeding two years                        60,300
         Over two years but not exceeding three years                     62,100
         Over three years but not exceeding four years                    26,300
                                                                     -----------


                                                                     $   207,200
                                                                     ===========



10.      ECONOMIC DEPENDENCE AND CONCENTRATION OF CREDIT RISKS

The company's revenues are derived from sales of goods and services to the different departments of various government agencies. The loss of these customers could have a material adverse effect on operations. The majority of the company's receivables as of October 31, 2003 and October 31, 2002 represents sales to these customers. The company's receivables are unsecured and are generally due in 30 days.


11.      SUBSEQUENT EVENTS

a) Subsequent to year end, the company incorporated IJJ Corporation ("IJJ") in the State of Delaware with the intention of reincorporating the company from the State of New York to the State of Delaware. The reincorporation will be effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered by the company and IJJ on December 18, 2003. The merger will be effective upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware. In accordance with the Merger Agreement, the company will merge with and into IJJ and the latter will be surviving entity resulting to the change of name from Sun & Surf Inc. to IJJ Corporation.

Upon completion of the reincorporation, each of the company's shareholders as of the record date of December 19, 2003, will be entitled to receive one share of IJJ common stock for each issued and outstanding share of the company common stock. Each share of IJJ common stock owed by SSI will be canceled.

SUN & SURF INC.
Notes to Consolidated Financial Statements
October 31, 2003 and 2002
(Amounts expressed in US Dollars)




11.      SUBSEQUENT EVENTS (cont'd)

a)       (cont'd)

Each share of SSI common stock issued and outstanding immediately prior to the merger will be cancelled without any merger consideration. All liabilities and obligations of SSI that were not discharged will become the liabilities and obligations of IJJ.

As a result of the reincorporation, the company will cease its corporate existence in the State of New York.

The company's Board of Directors recommended to the shareholders to vote for the change of name and jurisdiction at the next annual meeting of shareholders.

b) The board of directors of the company proposed a new stock option plan on December 18, 2003. Eligible participants under the plan include key employees, directors and advisors of the company and its subsidiaries. The options are not assignable or transferable and will expire in ten years after the grant date. The purchase price of the common shares under the plan must be equal to the fair market value of the company common stock at the time the option is granted or higher as may be determined by the Plan Committee or the Board of Directors at the time of grant. The maximum aggregate number of shares of common stock that may be issued and sold under the plan is 10,000,000. The maximum aggregate number of shares issued under the plan during any given year must not exceed 10% of the total outstanding shares of the company during such calendar year.

The company's Board of Directors recommended to the shareholders to vote for the adoption of the stock option plan at the next annual meeting of shareholders.

c) On December 15, 2003, the company signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first one of which was received on the same day for $25,000. The loan is payable on demand anytime after June 30, 2004 ("demand date"). Interest rate is at 6% per annum, compounded annually.

The conversion of the unpaid principal and interest balance into the company's common stock shares is exercisable at the option of the company at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

                             MANAGEMENT SOLUTIONS &
                              SYSTEMS, INCORPORATED

                          REVISED FINANCIAL STATEMENTS

                          AS OF APRIL 30, 2003 AND 2002

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS
                        (Amounts expressed in US Dollars)



TABLE OF CONTENTS


Report of Independent Auditors                                                 1

Revised Balance Sheets as of April 30, 2003 and 2002                       2 - 3

Revised Statements of Income for the years ended April 30, 2003 and
    April 30, 2002                                                             4

Revised Statements of Changes in Stockholders' Equity for the years
    ended April 30, 2003 and April 30, 2002                                    5

Revised Statements of Cash Flows for the years ended April 30, 2003 and
    April 30, 2002                                                             6

Notes to revised financial statements                                     7 - 16

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Management Solutions & Systems, Incorporated

We have audited the accompanying revised balance sheets of Management Solutions & Systems, Incorporated as of April 30, 2003 and 2002 and the related revised statements of income, cash flows and changes in stockholders' equity for each of the years ended April 30, 2003 and 2002. These revised financial statements are the responsibility of the management of Management Solutions & Systems, Incorporated. Our responsibility is to express an opinion on these revised financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the revised financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the revised financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall revised financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

Our previous report dated August 22, 2003 on the financial statements of Management Solutions & Systems, Incorporated has been withdrawn as the financial statements of the Company have been revised as described in Note 1.

In our opinion, the revised financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of Management Solutions & Systems, Incorporated as of April 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles in the United States of America.




Toronto, Ontario                                 "Schwartz Levitsky Feldman llp"
August 22, 2003, except for Note 1 which                   Chartered Accountants
    is as of February 2, 2004 and Note 10 which is as of January 9, 2004

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Revised Balance Sheets
As at April 30, 2003 and 2002
(Amounts expressed in US Dollars)
                                                             2003        2002

                                                               $           $
                                                           ---------   ---------
                              ASSETS
CURRENT ASSETS

    Cash                                                     261,135     435,576
    Marketable and other securities                           38,260      38,260
    Accounts receivable (note 4)                           1,146,685     336,769
    Factor's holdback receivable (note 4)                    133,860      45,264
    Prepaid expenses and deposits                              9,500       9,500
                                                           ---------   ---------


                                                           1,589,440     865,369

ADVANCES TO SHAREHOLDERS (note 5)                               --        79,248

PROPERTY AND EQUIPMENT (note 6)                              212,312     153,843
                                                           ---------   ---------






                                                           1,801,752   1,098,460
                                                           =========   =========

















The accompanying notes are an integral part of these revised financial statements.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Revised Balance Sheets
As at April 30, 2003 and 2002
(Amounts expressed in US Dollars)
                                                             2003        2002

                                                               $           $
                            LIABILITIES
CURRENT LIABILITIES

    Accounts payable                                       1,020,851     537,829
    Accrued liabilities                                      178,147      83,447
    Income taxes payable (note 7)                            198,053     156,641
    Deferred income taxes                                      1,206       1,111
                                                           ---------   ---------


                                                           1,398,257     779,028

DEFERRED INCOME TAXES                                          6,573       6,872
                                                           ---------   ---------


                                                           1,404,830     785,900
                                                           ---------   ---------


                       STOCKHOLDERS' EQUITY
CAPITAL STOCK

    Authorized

           100,000 Common shares

    Issued

             1,000 Common shares, at $1 par value              1,000       1,000

ADDITIONAL PAID-IN-CAPITAL                                     1,700       1,700

RETAINED EARNINGS                                            394,222     309,860
                                                           ---------   ---------


                                                             396,922     312,560
                                                           ---------   ---------


                                                           1,801,752   1,098,460
                                                           =========   =========









The accompanying notes are an integral part of these revised financial statements.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Revised Statements of Income
For the years ended April 30, 2003 and 2002
(Amounts expressed in US Dollars)
                                                             2003        2002

                                                               $           $
REVENUE

    Sales                                                  4,801,059   5,096,688
    Service                                                3,838,923   2,259,549
                                                           ---------   ---------


                                                           8,639,982   7,356,237

COST OF GOODS SOLD                                         6,544,910   5,762,024
                                                           ---------   ---------


GROSS PROFIT                                               2,095,072   1,594,213
                                                           ---------   ---------


EXPENSES

    Salaries and benefits                                  1,288,970     901,368
    Rent and utilities                                        74,059      37,027
    Travel and transportation                                 78,848      49,823
    Telephone                                                 84,533      48,948
    Interest                                                 122,126      42,421
    Repairs and maintenance                                   12,159       5,682
    Bank charges                                              13,720      39,789
    Consulting fees                                          113,552      38,497
    Office and general                                        53,997      21,724
    Professional fees                                         36,474      19,406
    Advertising and promotion                                 11,987      16,980
    Freight                                                   10,290      11,212
    Training                                                  12,645       7,079
    Bad debts                                                 15,754        --
    Depreciation                                              40,388      15,564
                                                           ---------   ---------


                                                           1,969,502   1,255,520
                                                           ---------   ---------


INCOME BEFORE INCOME TAXES                                   125,570     338,693

    Income taxes (note 7)                                     41,208     131,115
                                                           ---------   ---------


NET INCOME                                                    84,362     207,578
                                                           =========   =========









The accompanying notes are an integral part of these revised financial statements.


MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Revised Statements of Changes in Stockholders' Equity
FOR THE YEARS ENDED APRIL 30, 2003 AND 2002
(Amounts expressed in US Dollars)

                                                          Additional
                                     Common Stock            Paid       Retained
                                  Number       Amount     in Capital    Earnings       Total
                                ----------   ----------   ----------   ----------    ----------
                                                  $            $            $             $
Balance as of April 30, 2001,
     as previously reported          1,000        1,000        1,700      136,625       139,325

Correction of error in income
     tax accrual (note 1)             --           --           --        (34,343)      (34,343)
                                ----------   ----------   ----------   ----------    ----------

Balance as of April 30, 2001,
     restated                        1,000        1,000        1,700      102,282       104,982

     Net income for the year          --           --           --        207,578       207,578
                                ----------   ----------   ----------   ----------    ----------


Balance as of April 30, 2002         1,000        1,000        1,700      309,860       312,560

     Net income for the year          --           --           --         84,362        84,362
                                ----------   ----------   ----------   ----------    ----------


Balance as of April 30, 2003         1,000        1,000        1,700      394,222       396,922
                                ==========   ==========   ==========   ==========    ==========






















The accompanying notes are an integral part of these revised financial statements.


MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Revised Statements of Cash Flows
For the years ended April 30, 2003 and 2002
(Amounts expressed in US Dollars)
                                                                  2003        2002

                                                                    $           $

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                    84,362     207,578
    Items not requiring an outlay of cash
         Depreciation                                             40,388      15,564
         Increase in accounts receivables                       (809,916)    (91,708)
         Increase in factor's holdback receivable                (88,596)    (41,909)
         Increase in prepaid expenses and deposits                  --        (9,500)
         Increase in accounts payable and accrued liabilities    577,722     406,535
         Increase in income taxes payable                         41,412     156,641
         Decrease in deferred income taxes                          (204)      7,983
                                                                --------    --------


    Net cash provided by (used in) operating activities         (154,832)    651,184
                                                                ========    ========


CASH FLOWS FROM FINANCING ACTIVITIES

    Investment in securities                                        --       (33,260)
    Payment from (advances to) shareholders                       79,248     (52,728)
                                                                --------    --------


    Net cash flows provided by (used in) financing activities     79,248     (85,988)
                                                                --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                           (98,857)   (166,407)
                                                                --------    --------


    Net cash flows used in investing activities                  (98,857)   (166,407)
                                                                --------    --------


NET INCREASE (DECREASE) IN CASH                                 (174,441)    398,789

    Cash and cash equivalents, beginning of year                 435,576      36,787
                                                                --------    --------


CASH AND CASH EQUIVALENTS, END OF YEAR                           261,135     435,576
                                                                ========    ========







The accompanying notes are an integral part of these revised financial statements.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)




1.       REVISION OF FINANCIAL STATEMENTS

The April 30, 2003 and 2002 financial statements have been revised to reflect a provision for income taxes and related interest expense with respect to prior years' income taxes. The tax returns of prior years up to and including 2003 were filed prior to the completion of the audits of the 2003 and 2002 financial statements. In these filings, net operating losses incurred from 1998 through 2001 were carried forward to reduce taxable income in 2002. Subsequent to the completion of the audits of the 2003 and 2002 financial statements, management became aware that the tax returns from 1998 through 2003 contained erroneous information. Consequently, tax returns were amended resulting to the restated amounts.

The following table presents the effects of the above-mentioned adjustments:

                                             2003                 2002
                                  -----------------------  --------------------
                                                       As                    As
                                           As  previously        As  previously
                                     restated    reported  restated    reported
                                  -----------  ----------  --------  ----------
                                        $           $         $           $

         Current liabilities        1,398,257   1,222,384   779,028     618,457
         Total liabilities          1,404,830   1,222,384   785,900     618,457
         Net earnings                  84,362      99,365   207,578     340,678
         Retained earnings            394,222     576,668   309,860     477,303

All applicable notes relating to tese adjustments have been revised.


2.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Management Solutions & Systems. Inc. ("MSSI") is an information technology consulting firm incorporated in the State of Maryland in 1997. Its principal activities are sale of computer products, design and development of computer systems, and systems technical support.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)




3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

b)       Marketable and Other Securities

Marketable securities consist principally of investments in shares of publicly traded corporations and mutual funds. At April 30, 2003 and 2002, all of MSSI's investment in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of the security is based upon the specific identification method.

c)       Sale of Accounts Receivable

The company adopted the provisions of Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" on April 1, 2001. Trade accounts receivable sold are removed from the balance sheet at the time of sale.

d)       Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives at the undernoted rates and methods:

                Furniture and fixtures         7 years           Straight-line
                Office equipment               5 years           Straight-line
                Leasehold improvements         5 years           Straight-line

Depreciation for assets acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

e)       Long-Lived Assets

MSSI's adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of which has been superseded by SFAS No. 144 [note 3 (k)]. SFAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

f)       Long-Term Financial Instruments

The fair value of each of MSSI's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what MSSI's current borrowing rate for similar instruments of comparable maturity would be.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)





3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

g)       Revenue Recognition

Revenues are recognized when realized or realizable and earned. The company generates two revenue streams: sale of computer products and design and development of computer systems and systems technical support. The company's customer base is comprised of U.S.-based Federal, state and local governments, including military and civil agencies.

         Computer Product Sales

The company is an authorized reseller of brand-name IT products including hardware and software, peripherals, office automation products, desktop and laptop systems, and computer accessories. Revenue is recognized from the sale of these products upon delivery, inspection and formal acceptance by customers. The company's customers formally acknowledge the acceptance of product deliveries by completion of a form that acknowledges inspection and acceptance of the shipment.

         Design and  Development  of  Computer  Systems  and  Systems  Technical
         Support

The Company provides various IT professional services to its customers based on negotiated fixed-price time and materials contracts. Customers are invoiced monthly at fixed hourly rates for each hour of service provided. The company recognizes services-based revenue from all of its contracts when the service has been performed, the customer has approved the timesheets for the company's employee or contractor providing the service and an invoice has been generated and collectibility is reasonably assured. For materials, the company recognizes revenue upon delivery, inspection and acceptance by the customer.

h)       Income Taxes

The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

i)       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the revised financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

j)       Fair Value of Financial Instruments

MSSI's financial instruments consist of cash, marketable securities, accounts receivable, accounts payable and accrued liabilities, and income taxes payable. Unless otherwise indicated, it is management's opinion that the Corporation is not exposed to significant interest rate or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

k)       Recent Pronouncements


SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 141 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001. SFAS No. 142 required that goodwill and intangible assets acquired after June 30, 2001 should no longer be amortized but reviewed annually for impairment.

SFAS No. 143 - Accounting for Asset Retirement Obligations - this standard requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2001.

SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121 - Accounting for the impairment of long-lived assets and for Long-Lived Assets to be Disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable. The provisions of this statement are effective for revised financial statements issued for fiscal years beginning after December 15, 2001.

SFAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)





3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

l)       Recent Pronouncements (cont'd)

SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No.147 - Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

SFAS No. 148 - Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

MSSI believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)





4. ACCOUNTS RECEIVABLE
                                                           2003         2002

                                                             $            $

         Accounts receivable                             1,160,791       336,769
         Less:  Allowance for doubtful accounts             14,106          --
                                                       -----------   -----------


         Accounts receivable, net                        1,146,685       336,769
                                                       ===========   ===========


MSSI carries accounts receivable at the amount it deems to be collectible. Accordingly, MSSI provides allowances for accounts receivable it deems to be uncollectable based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectable could differ from those estimated.

The company has entered into credit facility agreement with Action Capital Corporation ("Action"). Under this agreement, Action would provide advances of up to 85% of MSSI's acceptable accounts receivable that are sold and assigned to Action. These accounts receivables are sold with recourse against MSSI. Consequently MSSI is contingently liable for any amounts advanced by Action for accounts receivable sold and assigned that are subsequently considered uncollectible.

The accounts receivable balance net of invoices sold and assigned to Action at year end amounted to $892,403 in 2003 and $368,140 in 2002.

The financing facility is secured by liens on MSSI's accounts receivable and by personal guarantees of its shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.


5.       ADVANCES TO SHAREHOLDERS

These advances are unsecured, non-interest bearing and have been repaid during the fiscal year ended 2003.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)




6.       PROPERTY AND EQUIPMENT                              2003         2002

                                                               $            $

         Furniture and fixtures                              62,603       55,670
         Office equipment                                    41,638       25,117
         Leasehold improvements                             164,023       88,620
                                                         ----------   ----------

                                                            268,264      169,407
                                                         ----------   ----------

         Less:  Accumulated depreciation

                Furniture and fixtures                       12,639        4,190
                Office equipment                             34,126        8,862
                Leasehold improvements                        9,187        2,512
                                                         ----------   ----------

                                                             55,952       15,564
                                                         ----------   ----------

         Net book value                                     212,312      153,843
                                                         ==========   ==========


Depreciation expense in 2003 and 2002 amounted to $40,388 and $15,564, respectively.


7.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.

Significant types of temporary differences that created deferred tax liabilities were accelerated depreciation expenses that are deductible for the purpose of computing income taxes before they are recognized in the computation of financial net income.

                                                           2003          2002

                                                             $             $
         Income taxes payable

              Federal                                      156,822       124,819
              State and local                               41,231        31,822
                                                       -----------   -----------

                                                           198,053       156,641
                                                       ===========   ===========



Income tax expenses for 2002 and 2003 have been restated to correct an error of understatement (see note 1).

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)




8.       LEASE COMMITMENT

Rental of office space under operating lease amounted to approximately $61,000 in 2003 and $35,500 in 2002.

The approximate minimum rental payments required under the lease agreement that expires in February 2007 are as follows:

         Payable during the following periods:

         Within one year                                             $    58,000
         Over one year but not exceeding two years                        59,500
         Over two years but not exceeding three years                     61,000
         Over three years but not exceeding four years                    63,000
                                                                     -----------

                                                                     $   241,500
                                                                     ===========



9.       ECONOMIC DEPENDENCE AND CONCENTRATION OF CREDIT RISKS

The company's revenues are derived from sales of goods and services to the different departments of the various government agencies. The loss of these customers could have a material adverse effect on operations.

MSSI's receivables are unsecured and are generally due in 30 days. A majority of MSSI's receivables as at April 30, 2003 and 2002 represents sales to these customers. These receivables were fully collected subsequently to year end.


10.      SUBSEQUENT EVENTS

a) On October 6, 2003, MSSI entered into a Securities Exchange Agreement with Sun & Surf Inc., a New York public corporation ("SSI"). In exchange for the acquisition of the 100% interest in MSSI, the shareholders of MSSI were issued a total of 15,000,000 common shares of SSI. Following the share exchange, the former shareholders of MSSI hold 69.67% of the 21,530,000 shares of common stock of SSI. Consequently, even though SSI is the legal acquirer, this transaction will be treated as an acquisition of SSI by MSSI and as a reverse acquisition of MSSI for accounting purposes.

There were no preferred shares, warrants and options as of acquisition date.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)




10.      SUBSEQUENT EVENTS (cont'd)

b) Subsequent to year end, the company incorporated IJJ Corporation ("IJJ") in the State of Delaware with the intention of reincorporating the company from the State of New York to the State of Delaware. The reincorporation will be effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered by the company and IJJ on December 18, 2003. The merger will be effective upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware. In accordance with the Merger Agreement, the company will merge with and into IJJ and the latter will be surviving entity resulting to the change of name from Sun & Surf Inc. to IJJ Corporation.

Upon completion of the reincorporation, each of the company's shareholders as of the record date of December 19, 2003, will be entitled to receive one share of IJJ common stock for each issued and outstanding share of the company common stock. Each share of IJJ common stock owed by SSI will be canceled.

Each share of SSI common stock issued and outstanding immediately prior to the merger will be cancelled without any merger consideration. All liabilities and obligations of SSI that were not discharged will become the liabilities and obligations of IJJ.

As a result of the reincorporation, the company will cease its corporate existence in the State of New York.

The company's Board of Directors recommended to the shareholders to vote for the change of name and jurisdiction at the next annual meeting of shareholders.

c) The board of directors of the company proposed a new stock option plan on December 18, 2003. Eligible participants under the plan include key employees, directors and advisors of the company and its subsidiaries. The options are not assignable or transferable and will expire in ten years after the grant date. The purchase price of the common shares under the plan must be equal to the fair market value of the company common stock at the time the option is granted or higher as may be determined by the Plan Committee or the Board of Directors at the time of grant. The maximum aggregate number of shares of common stock that may be issued and sold under the plan is 10,000,000. The maximum aggregate number of shares issued under the plan during any given year must not exceed 10% of the total outstanding shares of the company during such calendar year.

The company's Board of Directors recommended to the shareholders to vote for the adoption of the stock option plan at the next annual meeting of shareholders.

d) On December 15, 2003, the company signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first one of which was received on the same day for $25,000. The loan is payable on demand anytime after June 30, 2004 ("demand date"). Interest rate is at 6% per annum, compounded annually.

MANAGEMENT SOLUTIONS & SYSTEMS, INCORPORATED
Notes to Revised Financial Statements
April 30, 2003 and 2002
(Amounts expressed in US Dollars)




10.      SUBSEQUENT EVENTS (cont'd)

d)       cont'd

The conversion of the unpaid principal and interest balance into the company's common stock shares is exercisable at the option of the company at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.