Form 10QSB
period 2004-01-31
IJJ CORP
filed 2004-03-22
CIK 1163968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

                                    000-33515
                            (Commission File Number)

                                 IJJ CORPORATION
             (Exact name of registrant as specified in its charter)

                                SUN & SURF INC.
                                  Former Name

          Delaware                                        11-3619828
(State or other jurisdiction of                (IRS Employer Identification No.)
       Incorporation)



                               8540 Ashwood Drive
                         Capitol Heights, Maryland 20743
               (Address of principal executive offices) (Zip Code)


          Issuer telephone number, including area code: (301) 324-4992

         Securities registered under Section 12 (b) of the Exchange Act:

                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

                Title                                    Name of Exchange
                -----                                    ----------------

Common Stock, par value $0.001 per share                        None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

As of January 31, 2004, 21,530,000 shares of the Issuer's Common Stock $0.0001 par value were outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                             PAGE


    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF    OPERATIONS

    ITEM 3. CONTROLS AND PROCEDURES

    PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

    SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Interim  Consolidated Balance Sheets as of January 31, 2004
     (Unaudited) and October 31, 2003                                        1-2

     Interim Consolidated Statements of Operations for the Three Month
     Periods Ended January 31, 2004 and 2003 (Unaudited)                       3

     Interim Consolidated Statements of Stockholders' Equity (Deficit)
     for the Three Month Period Ended January 31, 2004 and the year ended
     October 31, 2003 (Unaudited)                                              4

     Interim Consolidated Statements of Cash Flows for the Three Month
     Periods Ended January 31, 2004 and January 31, 2003 (Unaudited)           5

     Condensed Notes to Interim Consolidated Financial Statements           6-10

SUN & SURF INC.
Interim Consolidated Balance Sheets
As of January 31, 2004 and October 31, 2003

(Unaudited)
                                                       January 31,   October 31,
                                                              2004          2003

                                                            $             $
                                     ASSETS
CURRENT ASSETS

    Cash                                                    73,359       255,178
    Marketable and other securities                          8,260        39,248
    Accounts receivable                                    944,904       605,255
    Factor's holdback receivable                           274,944       101,906
    Prepaid expenses and deposits                            9,500         9,500
    Deferred income taxes                                    7,068         1,976
                                                       -----------   -----------


                                                         1,318,035     1,013,063

DEFERRED INCOME TAXES                                       17,605        17,605

PROPERTY AND EQUIPMENT                                     191,435       204,881
                                                       -----------   -----------








                                                       1,527,075       1,235,549
                                                       =========       =========

















     See condensed notes to the interim consolidated financial statements.

SUN & SURF INC.
Interim Consolidated Balance Sheets
As of January 31, 2004 and October 31, 2003

 (Unaudited)
                                                     January 31,    October 31,
                                                            2004           2003

                                                          $              $
                            LIABILITIES
CURRENT LIABILITIES

    Accounts payable                                     942,888        558,186
    Accrued liabilities                                  429,726        359,458
    Income taxes payable                                 197,936        197,936
    Promissory note payable                              253,824        250,000
                                                     -----------    -----------


                                                       1,824,374      1,365,580
                                                     -----------    -----------


                     STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                             21,530         21,530

ADDITIONAL PAID-IN CAPITAL (DISCOUNT)                    (18,830)       (18,830)

DEFICIT                                                 (299,999)      (132,731)
                                                     -----------    -----------


                                                        (297,299)      (130,031)
                                                     -----------    -----------


                                                       1,527,075      1,235,549
                                                     ===========    ===========


















     See condensed notes to the interim consolidated financial statements.

SUN & SURF INC.
Interim Consolidated Statements of Operations
For the periods ended January 31

(Unaudited)
                                                    Three month     Three month
                                                   period ended    period ended
                                                    January 31,     January 31,
                                                           2004            2003

                                                         $               $
REVENUE

    Sales                                               770,436       1,417,955
    Service                                           1,871,118       1,129,205
                                                   ------------    ------------


                                                      2,641,554       2,547,160

COST OF GOODS SOLD                                    1,893,306       1,686,976
                                                   ------------    ------------


GROSS PROFIT                                            748,248         860,184
                                                   ------------    ------------


EXPENSES

    General and administrative                          708,176         432,664
    Interest and bank charges                            78,532          45,698
    Depreciation                                         13,446          11,658
                                                   ------------    ------------


                                                        800,154         490,020
                                                   ------------    ------------


EARNINGS (LOSS) BEFORE UNDERNOTED ITEM AND
    INCOME TAXES                                        (51,906)        370,164

    Recapitalization costs                              120,454            --
                                                   ------------    ------------


EARNINGS (LOSS) BEFORE INCOME TAXES                    (172,360)        370,164

    Income taxes (recovery)                              (5,092)         34,654
                                                   ------------    ------------


NET EARNINGS (LOSS)                                    (167,268)        335,510
                                                   ============    ============


Loss per share                                            (0.01)           0.02
                                                   ============    ============


Weighted average number of shares outstanding        21,530,000      15,000,000
                                                   ============    ============


     See condensed notes to the interim consolidated financial statements.


SUN & SURF INC.
Interim Consolidated Statements of Stockholders' Equity

(Unaudited)
                                                                           Additional
                                                                                 Paid
                                                     Common Stock          in Capital
                                                 Number         Amount     (Discount)        Deficit
                                            -----------    -----------    -----------    -----------
                                                                $              $              $

Balance as of October 31, 2002,               4,960,250          4,960            694        (28,107)

   Stock split of 10:1                       44,642,250           --             --             --
   Cancellation of shares                   (43,072,500)       (43,072)          --             --
   Shares issued pursuant to reverse
      acquisition                            15,000,000         15,000        (15,000)          --
   Adjustment relating to stock split and
      reverse acquisition                          --           44,642         (4,524)          --
   Net loss for the year                           --             --             --         (104,624)
                                            -----------    -----------    -----------    -----------

Balance as of October 31, 2003               21,530,000         21,530        (18,830)      (132,731)

   Net loss for the period                         --             --             --         (167,268)
                                            -----------    -----------    -----------    -----------

Balance as of January 31, 2004               21,530,000         21,530        (18,830)      (299,999)
                                            ===========    ===========    ===========    ===========























     See condensed notes to the interim consolidated financial statements.


SUN & SURF INC.
Interim Consolidated Statements of Cash Flows
For the periods ended January 31

(Unaudited)
                                                                 Three month     Three month
                                                                period ended    period ended
                                                                 January 31,     January 31,
                                                                        2004            2003

                                                                     $               $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net earnings (loss)                                             (167,268)        335,510
    Items not requiring an outlay of cash
         Depreciation                                                 13,446          11,658
         Loss on sale of marketable securities                           848            --
         Increase in accounts receivables                           (339,649)       (306,794)
         (Increase) decrease in factor's holdback receivable        (173,038)         49,749
         Increase in deferred income taxes                            (5,092)           --
         Increase (decrease) in accounts payable and
            accrued liabilities                                      454,970        (137,351)
         Increased in income taxes payable                              --            34,654
                                                                ------------    ------------

    Net cash used in operating activities                           (215,783)        (12,574)
                                                                ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds from promissory notes                                 3,824            --
                                                                ------------    ------------

    Net cash flows provided by financing activities                    3,824            --
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of marketable securities                       30,140            --
    Purchase of property and equipment                                  --           (12,411)
                                                                ------------    ------------

    Net cash flows provided by (used in) investing activities         30,140         (12,411)
                                                                ------------    ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                           (181,819)        (24,985)

    Cash and cash equivalents, beginning of period                   255,178         171,342
                                                                ------------    ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                              73,359         146,357
                                                                ============    ============



     See condensed notes to the interim consolidated financial statements.

SUN & SURF INC.
Condensed Notes to Interim Consolidated Financial Statements
As of January 31, 2004

(Unaudited)





1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. Interim financial statements should be read in conjunction with the company's annual audited financial statements.

     The  unaudited  interim  consolidated   financial  statements  include  the
     accounts of Sun & Surf Inc. and its wholly owned subsidiaries, Management Solutions & Systems, Incorporated and IJJ Corporation (see note 7).

     All material inter-company accounts and transactions have been eliminated.


2.   MANAGEMENT'S PLANS TO MITIGATE CERTAIN ADVERSE FINANCIAL CONDITIONS

     As at January 31, 2004, there were certain indicators in the financial statements of adverse financial conditions. These include:

     a) Recurring operating losses, when compared to the Fiscal Year ended October 31, 2003

     b)   Stockholders'  deficiency

     c)   Working capital deficiency

     The company had incurred expenses of approximately $570,000, in connection with the reverse merger transaction referred to in note 2(a) which significantly affected its cash flow.

     Management has acted on strategies and initiated certain plans during the first quarter of 2004 and will continue to do so, which it believes will mitigate and alleviate these adverse conditions and events including:

     a)   More aggressive sales approach and efforts;

     b)   Implementation of cost-cutting measures;

     c) Ongoing negotiations with suppliers and creditors for more favorable repayment terms;

     d)   Raise additional capital through private placements; and,

     e)   Secure less costly financing arrangements.

SUN & SURF INC.
Condensed Notes to Interim Consolidated Financial Statements
As of January 31, 2004

 (Unaudited)




3.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     a)   Nature of Business

          Sun & Surf Inc. ("SSI"), a public corporation, was incorporated in the State of New York on November 30, 2000. SSI was a seller of sporting goods, apparel and accessories and a consultant to retailers and wholesalers in the action sports industry.

          Management Solutions & Systems Incorporated ("MSSI") is an information technology consulting firm incorporated in the State of Maryland in 1997. Its principal activities are the sale of computer products, design and development of computer systems, and systems technical support.

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

          Transaction costs of $453,600 consisting of legal and management consultancy fees were incurred as of October 31, 2003 relating to the reverse acquisition.

     b)   Basis of Presentation

          The share exchange was considered a reverse acquisition whereby MSSI was deemed to have acquired SSI and was accounted for as a purchase of net assets of SSI by MSSI in the interim consolidated financial statements.

          For accounting purposes, the acquisition has been treated as a recapitalization of SSI with MSSI as the acquirer. No goodwill or other intangibles were recognized in connection with the acquisition.


SUN & SURF INC.
Condensed Notes to Interim Consolidated Financial Statements
As of January 31, 2004

(Unaudited)




4.   PROMISSORY NOTES PAYABLE

                                                                   January 31,   October 31,
                                                                          2004          2003


                                                                        $             $

     a)   Unsecured, bears interest at 15% per annum (5% as
          of October 31, 2003). The loan was in default as
          of January 8, 2004. As a result, the default provision
          took effect with the company opting to defer paying
          the balance of the note and unpaid interest by six
          equal monthly payments of principal and interest
          commencing 30 days after January 8, 2004. Interest
          rate during the deferral period is 15% per annum             228,824       250,000

     b) First advance of a $250,000 convertible promissory note payable to a minority shareholder. The loan is payable on demand anytime after June 30, 2004
          ("demand date"). Interest rate is at 6% per annum, compounded annually

          The conversion of the unpaid principal and interest
          balance into the company's common stock shares is
          exercisable at the option of the company at any time
          during the period commencing 30 days prior to the
          demand date and based on the closing price of the
          common stock on the date of conversion                        25,000          --
                                                                   -----------   -----------

                                                                       253,824       250,000
                                                                   ===========   ===========


SUN & SURF INC.
Condensed Notes to Interim Consolidated Financial Statements
As of January 31, 2004

 (Unaudited)




5.   CAPITAL STOCK

                                                                 January 31,   October 31,
                                                                        2004          2003

                                                                      $             $

     Authorized number of Common shares at $0.001 par value      100,000,000   100,000,000
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


6.   ECONOMIC DEPENDENCE AND CONCENTRATION OF CREDIT RISKS

     The company's revenues are derived from sales of goods and services to the different departments of various government agencies. The loss of these customers could have a material adverse effect on operations. The majority of the company's receivables as of January 31, 2004 and October 31, 2003 represent sales to these customers. The company's receivables are unsecured and are generally due in 30 days.


7.   SUBSEQUENT EVENT

     At the Annual Meeting of Shareholders held on February 17, 2004, the company's shareholders approved the following:

     a) Change of company name to IJJ Corporation ("IJJ") and reincorporation of the company in the State of Delaware

          The company incorporated IJJ in the State of Delaware on December 17, 2003 with the intention of reincorporating SSI from the State of New York to the State of Delaware. The reincorporation is effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into by the company and IJJ on December 18, 2003. The merger took effect upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware on February 18, 2004 and February 17, 2004, respectively. In accordance with the Merger Agreement, the company merged with and into IJJ and the latter became the surviving entity resulting in the change of name from Sun & Surf Inc. to IJJ Corporation.

SUN & SURF INC.
Condensed Notes to Interim Consolidated Financial Statements
As of January 31, 2004

(Unaudited)




7.   SUBSEQUENT EVENT (cont'd)

     a)   Cont'd

          Upon completion of the reincorporation, each of the company's shareholders as of the record date of December 19, 2003 received one share of IJJ common stock for each issued and outstanding share of the company common stock. Each share of IJJ common stock owned by SSI was canceled.

          Each share of SSI common stock issued and outstanding immediately prior to the merger was cancelled without any merger consideration. All liabilities and obligations of SSI that were not discharged will become the liabilities and obligations of IJJ.

          As a result of the reincorporation, the company ceased its corporate existence in the State of New York.

     b)   Adoption of the IJJ Corporation 2004 Stock Option Plan

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those discussed elsewhere in this report.

 Overview

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


         Our service contract backlog consists of existing contracts valued at approximately $15 million and represents current work being performed and future options that we anticipate will be exercised by our customers over the next nine years. In addition, our proposal backlog of service contract opportunities is valued at approximately $46.8 million, and represents potential contracts in which a prospective or current customer has been presented with a formal proposal. The largest component of our proposal backlog is a proposal to Housing and Urban Development (HUD) valued at $26 million over five years to consolidate and manage several key call center operations. We are on a short-list of candidates for this HUD opportunity, and we anticipate that HUD will make a contract award by May 2004.


Critical Accounting Policies

         As further  discussed in Note 2 to our audited  consolidated  financial statements  dated  October 31, 2003,  in  preparing  our  financial  statements, management  makes  several  estimates and  assumptions  that affect our reported
amounts  of  assets,  liabilities,   revenues  and  expenses.  Those  accounting
estimates  that  have the most  significant  impact on the  Company's  operating results and place the most  significant  demands on  management's  judgment  are discussed below. With regard to all of these policies,  management cautions that future events  rarely  develop as forecast,  and the best  estimates may require adjustment.

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

                                                For the Three-Month        For the Three-Month
                                                   Period Ended               Period Ended
                                                     1/31/2004                  1/31/2003
                                                 $          % of Rev.         $         % of Rev.
                                            -----------    -----------   -----------   -----------

Revenue from product sales                  $   770,436           29.2%  $ 1,417,955          55.7%
Revenue from service contracts                1,871,118           70.8%    1,129,205          44.3%
                                            -----------    -----------   -----------   -----------
                 Total revenues               2,641,554          100.0%    2,547,160         100.0%
Cost of goods sold                            1,893,306           71.7%    1,686,976          66.2%
                                            -----------    -----------   -----------   -----------
                  Gross profit                  748,248           28.3%      860,184          33.8%
Operating expenses:
   General and Administrative                   708,176           26.8%      432,664          17.0%
   Interest and Bank charges                     78,532            3.0%       45,698           1.8%
   Depreciation                                  13,446            0.5%       11,658           0.5%
                                            -----------    -----------   -----------   -----------
            Total operating expenses            800,154           30.3%      490,020          19.3%

             Operating income (loss)            (51,906)          (2.0)%     370,164          14.5%

   Recapitalization Costs                       120,454            4.5%            0          --  %
                                            -----------    -----------   -----------   -----------
Income (loss) before Income taxes              (172,360)          (6.5)%     370,164          14.5%
Provision for (benefit from) income taxes        (5,092)          (0.2)%      34,654           1.3%
                                            -----------    -----------   -----------   -----------
Net income (loss)                           $  (167,268)          (6.3)% $   335,510          13.2%

Comparison of three-month period ended January 31, 2004 to three-month period ended January 31, 2003.

         Revenues. Our total revenues for the three-month period ended January 31, 2004 were $2,641,554, an increase of four percent or $94,394, over the same period last year. Our revenue from service contracts increased 66% or $741,913 from last year, while our revenue from product sales decreased 46% or $647,519 from last year. Our revenue results for the first quarter of 2004 reflect our decreased emphasis on product sales and our strategy to concentrate primarily on growing our network-based service contract revenue base. Our service contracts provide multi-year recurring revenues at higher gross margins than those realized for product sales.

         Gross Profit. Our gross profit for the three-month period ended January 31, 2004 totaled $748,248, a decrease of 13% or $111,936 over the same period last year. Our gross profit was adversely impacted by an increase in software development costs, which were not billed to our customers until achievement of certain milestones, and an increase in indirect labor costs associated with our service contract revenues that were not billable to our customers.

         General and Administrative ("G&A") Expenses. Our G&A expenses for the three-month period ended January 31, 2004 totaled $708,176, an increase of 64% or $275,512, over the three-month period ended January 31, 2003. The increase in our G&A was caused primarily by several factors: (1) increased compensation and benefits of approximately $95,000 for an increase of four employees in our sales and business development staff, as well as an increase of four employees serving G&A function, and an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates from 20% to 80%; (2) increased cost for accounting, tax and other outside professionals of approximately $93,000 associated with our increased financial reporting requirements and corporate governance compliance; (3) an increase of travel and meals of approximately $61,000 associated with our sales and marketing programs, and (4) an increase in all other G&A of approximately $26,500, associated with office related expenses and other administrative costs.

         Interest and Bank Charges. Our interest and bank charges for the three-month period ended January 31, 2004 totaled $78,532, an increase of 72% or $32,834, over the three-month period ended January 31, 2003. The increase of $32,834 was caused primarily from increased accounts receivable financing costs of $25,544 associated with increased revenues from service contracts, accrued interest expense of $3,824 associated with our note payable to Tazbaz Holdings Limited of Ontario, Canada and increased interest expense of $3,466 on our income taxes payable.

         Depreciation and Amortization. Our depreciation expense for the three-month period ended January 31, 2004 amounted to $13,446, an increase of 15% or $1,788 over the same period last year. Our depreciation expense increased due to purchases of furniture, computers and office equipment to handle our increased employment of staff.

         Operating Income/Loss. We had an operating loss of $51,906 for the three-month period ended January 31, 2004, as compared with an operating income of $370,164 during the same period last year. Our operating loss of $51,906 for the three-month period ended January 31, 2004 represented a decrease in profitability of $422,070 from the same period last year and was attributable principally to our lower gross profit margin of $111,936 and higher operating expenses of $310,134 associated primarily with increased general and administrative expenses.

         Recapitalization Costs. We incurred recapitalization costs of $120,454, or five percent of our revenue, during the three-month period ended January 31, 2004, and were due to our stock exchange transaction we completed with the shareholders of MSSI on October 6, 2003. These costs were associated primarily with legal services performed to effect the stock exchange transaction. During the three-month period ended January 31, 2003, we did not incur any recapitalization costs.

         Provision for Income Taxes. For the three-month period ended January 31, 2004, our provision for income taxes represented a tax benefit of $5,092, or 0.2% of revenues, and resulted from an increase in our deferred income tax assets. For the three-month period ended January 31, 2003, our provision for income taxes was $34,654, or one percent of our total revenues.

Liquidity and Capital Resources

Analysis of the three-month period ended January 31, 2004

         Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations and the use of accounts receivable financing. As of January 31, 2004, we had cash and cash equivalents of $73,359, a decrease of $181,819 for the period. The decrease in cash of $181,819 resulted primarily from cash used in operations of $215,783; offset partially by sale of marketable securities for $30,140 and an increase in cash from financing activities of $3,824.

         Cash Flows used in Operating Activities. Our net cash used in operating activities was $215,783 for the three-month period ended January 31, 2004. During this period, our working capital had an unfavorable impact to cash flow of $61,961 and was caused principally by an increase in accounts receivable of $512,687 and an increase in other miscellaneous working capital items of $4,244; offset partially by an increase in accounts payable and accrued liabilities of $454,970. Finally, our net loss, adjusted for depreciation, resulted in a cash usage of $153,822 and was driven by increased expenses related to building up our corporate infrastructure, adding sales and business development employees to pursue service contract revenues and investing in sales and marketing programs to generate additional revenue growth.

         Cash from Investing Activities. Net cash provided in our investing activities for the three-month period ended January 31, 2004 was $30,140 and resulted from the sale of marketable securities. We realized a loss in the amount of $848 from the sale of these marketable securities.

         Cash Provided by Financing Activities. Net cash provided in our financing activities for the three-month period ended January 31, 2004 was $3,824 and resulted from receipt of $25,000 from Fordwin Enterprises Limited and payment of principal in the amount of $21,176 to Tazbaz Holdings Limited.

         Management's Plan to Mitigate Certain Adverse Financial Conditions. As described in Note 2 to our financial statements for the three-month period ended January 31, 2004, our financial condition was adversely affected by: (1)
transaction costs of approximately $570,000, partially funded by debt of approximately $250,000 associated with our reverse merger transaction completed October 6, 2003 with the shareholders of MSSI (see Note 3 (a) to our financial statements), (2) increased Federal and state income taxes payable of approximately $200,000 associated with amending our tax return filings for tax years 1998 to 2002, and (3) increased general and administrative costs to execute our business strategy and to establish the infrastructure necessary to handle the requirements of a publicly-held reporting entity.

         As a result of these adverse impacts, our financial condition at January 31, 2004 disclosed an operating loss of $167,268 for the three-month period ended January 31, 2004 and a deficit of $132,731 as of October 31, 2003. As a result of these operating losses we had a stockholder's deficiency of $297,299 at January 31, 2004 and we had a deficiency in our working capital of approximately $506,339 at January 31, 2004.

         During the first and second quarters of 2004, we implemented several actions to mitigate the adverse impacts to our financial condition such as:

         1. Developing a more aggressive services contract revenue strategy and assigning specific targets of revenue generation for our sales organization;
         2.       Decreasing our emphasis on product sales;
         3.       Cutting our general and administrative costs;
         4. Entering into negotiations with our suppliers and our creditors for improved repayment terms;
         5. Securing less costly financing arrangements for our accounts receivable and general and corporate purposes; and,
         6.       Raising additional capital through private placements.

         We currently believe that our financial condition will improve substantially as a result of implementing these actions. Over the next twelve months, we believe that our internally generated cash flow, in combination with our planned actions previously mentioned, will be sufficient to meet our anticipated cash requirements.

         Credit Facilities. We have a $2.0 million accounts receivable financing facility with Action Capital. This facility was increased by $0.5 million in March 2004 to handle our increased accounts receivable financing needs. Under the terms of this facility, we can sell up to 85% of the value of accounts receivable in advance of payment from the customer. Interest on this facility is calculated at the prevailing bank prime rate plus 1.0% on the average daily balance of accounts receivable sold, plus 0.95% monthly fee of the said balance. The facility is secured by liens on our accounts receivable and by personal guarantees of our principals. Accounts receivable sold and assigned under this facility amounted to $1,619,685 and $586,846 as of January 31, 2004 and January 31, 2003, respectively.

         We issued a promissory note to Tazbaz Holdings Limited of Ontario, Canada in September 2003 for receipt of $250,000. The loan proceeds were used for general corporate purposes. The loan matured on January 8, 2004 (the "Maturity Date") plus accrued interest at the rate of 5% per annum. The note provided for a deferral period, pursuant to which we deferred paying the outstanding balance of the note, including all accrued and unpaid interest as of the Maturity Date, by making six equal monthly payments of principal and interest commencing on the date that is 30 days after the Maturity Date and continuing on said day of each calendar month thereafter. Interest shall accrue at the rate of 15% per annum during the deferral period.

         On December 15, 2003, we signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first of which was received on the same day for $25,000. The loan is payable on demand anytime after June 30, 2004 ("demand date"). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

         Subsequent Events. On March 2, 2004, we issued a promissory note to one our suppliers, Ingram Micro Incorporated ("Ingram"), in the amount of $113,188 to cover our past due accounts payable balance. The note has no interest rate and requires six monthly payments ranging from $10,000 to $23,188. The note expires on August 19, 2004, at which time, any outstanding amounts shall become due and payable.

         Other. The following table summarizes our contractual cash obligations at January 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

                       Payments Due by Period (in dollars)
------------------------ ---------- ----------- ----------- ----------- --------
Contractual Cash                    Less than                           After
Obligations              Total      1 Year      1-3 Years   4-5 Years   5 Years
------------------------ ---------- ----------- ----------- ----------- --------
Short-term debt          $253,824   $253,824    $0          $0          $0
------------------------ ---------- ----------- ----------- ----------- --------
Operating Leases          193,200     44,500     122,400     26,300     $0
------------------------ ---------- ----------- ----------- ----------- --------
Total Contractual Cash
Obligations              $447,024   $298,324    $122,400    $26,300     $0
------------------------ ---------- ----------- ----------- ----------- --------



ITEM 3. CONTROLS AND PROCEDURES

         Prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company was not a party to any legal proceedings during the three-month period ended January 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3.1*     Certificate of Incorporation

         3.2*     Bylaws

         31.1     CEO   Certification   Pursuant   To   Section   302   Of   The
                  Sarbanes-Oxley Act Of 2002.

         31.2     CFO   Certification   Pursuant   To   Section   302   Of   The
                  Sarbanes-Oxley Act Of 2002.

         32.1     CEO   Certification   Pursuant   To   Section   906   Of   The
                  Sarbanes-Oxley Act Of 2002.

         32.2     CFO   Certification   Pursuant   To   Section   906   Of   The
                  Sarbanes-Oxley Act Of 2002.

         *Previously Filed as an exhibit to the Company's Schedule 14A as Filed with the SEC on February 9, 2004.


(b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K/A with the SEC on December 22, 2003 to include Pro Forma Financial Information for a previously filed Form 8-K that was filed with the SEC on October 21, 2003, reporting the change in control of the Company, change in the Company's certifying accountant, Financial Statements, and Exhibits.

The Company filed a Current Report on Form 8-K with the SEC on January 30, 2004, reporting under Item 5 that the date of the Company's 2004 Annual Meeting of Shareholders was changed from February 10, 2004 to February 17, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          IJJ Corporation

Dated:  March 22, 2004                                    By: /s/Clifford Pope
                                                             -------------------
                                                             Clifford Pope
                                                             President