Form 10QSB
period 2004-04-30
IJJ CORP
filed 2004-06-21
CIK 1163968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ENDED April 30, 2004

000-33515

(Commission File Number)

IJJ Corporation

(Exact name of registrant as specified in its charter)

Delaware	11-3619828
(State or other jurisdiction of Incorporation)	(IRS Employer Identification No.)

8540 Ashwood Drive

Capitol Heights, Maryland 20743

(Address of principal executive offices) (Zip Code)

Issuer telephone number, including area code: (301) 324-4992

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

Title	Name of Exchange
Common Stock, par value $0.001 per share	None

As of April 30, 2004, 21,530,000 shares of the Issuer’s $0.0001 par value common stock were outstanding on the OTC Bulletin Board.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Transitional Small Business Disclosure Format:    ☐  Yes    ☒   No

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS	3

ITEM 3. CONTROLS AND PROCEDURES	13

PART II – OTHER INFORMATION	13

ITEM 1. LEGAL PROCEEDINGS	13

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K	13

SIGNATURES	14

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Interim Consolidated Balance Sheets as of April 30, 2004 (Unaudited) and October 31, 2003

Interim Consolidated Statements of Operations for the Three Month Periods Ended April 30, 2004 and 2003 (Unaudited)

Interim Consolidated Statements of Operations for the Six Month Periods Ended April 30, 2004 and 2003 (Unaudited)

Interim Consolidated Statements of Stockholders’ Equity (Deficit) for the Six Month Period Ended April 30, 2004 and the year ended October 31, 2003 (Unaudited)

Interim Consolidated Statements of Cash Flows for the Six Month Periods Ended April 30, 2004 and April 30, 2003 (Unaudited)

Condensed Notes to Interim Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those discussed under “Business –Risk Factors” and elsewhere in this report.

Overview

Company Overview. We are a provider of Information Technology (“IT”) solutions to Federal, state and local governments, including military and civil agencies. Our solutions are focused in the areas of IT services and products. Our IT service-based offerings include network operation and design, systems analysis and deployment, and business process consulting services. Our IT products involve the reselling of brand-name hardware and software such as peripherals, office automation products, desktop and laptop systems, and computer accessories. Since our inception in 1997, approximately 90% of our revenues were derived from sales to agencies of the Federal government, and approximately 10% were derived from sales to agencies of state and local governments.

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

Our service contract backlog consists of existing contracts valued at approximately $10 million and represents current work being performed and future options that we anticipate will be exercised by our customers over the next four years.

Critical Accounting Policies

In preparing our financial statements, management makes several estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses. Those accounting estimates that have the most significant impact on the Company’s operating results and place the most significant demands on management’s judgment are discussed below. With regard to all of these policies, management cautions that future events rarely develop as forecast, and the best estimates may require adjustment.

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

Sale of Accounts Receivable. We adopted the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” on April 1, 2001. Trade accounts receivable sold are removed from the balance sheet at the time of sale. We entered into an accounts receivable credit facility agreement with Action Capital Corporation (“Action Capital”) of Atlanta, Georgia. Under this agreement, Action Capital provides advances of up to 85% of our accepted accounts receivable that are sold and assigned to Action Capital. These accounts receivable are sold with recourse against us. Consequently, we have contingent liability for any amounts advanced by Action Capital for accounts receivable sold and assigned that are subsequently considered uncollectible. The financing facility is secured by liens on our accounts receivable and by personal guarantees of our principal shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of revenues.

	For the Three-Month Period Ended 4/30/2004		For the Three-Month Period Ended 4/30/2003
	$	% of Rev.	$	% of Rev.
Revenue from product sales	$170,325	9.1%	$1,446,065	56.5%
Revenue from service contracts	1,711,348	90.9%	1,111,561	43.5%

Total revenues	1,881,673	100.0%	2,557,626	100.0%

Cost of goods sold	1,290,417	68.6%	1,877,790	73.4%

Gross profit	591,256	31.4%	679,836	26.6%
Operating expenses:
General and Administrative	909,366	48.3%	557,813	21.8%
Interest and Bank charges	73,362	3.9%	18,349	0.7%
Depreciation	13,842	0.7%	10,097	0.4%

Total operating expenses	996,570	52.9%	586,259	22.9%

Income (loss) before Income taxes	(405,314)	(21.5)%	93,577	3.7%
Provision for (benefit from) income taxes	(148,652)	(7.9)%	6,758.3%

Net income (loss)	$(256,662)	(13.6)%	$86,819	3.4%

Comparison of three-month period ended April 30, 2004 to three-month period ended April 30, 2003.

Revenues. Our total revenues for the three-month period ended April 30, 2004 were $1,881,673, a decrease of 26 percent or $675,953, over the same period last year. Our revenue from service contracts increased 54% or $599,787 from last year, while our revenue from product sales decreased 88% or $1,275,740 from last year. Our revenue results for the second quarter of 2004 reflect our decreased emphasis on product sales and our strategy to concentrate primarily on growing our network-based service contract revenue base. Our service contracts provide multi-year recurring revenues at higher gross margins than those realized for product sales.

Gross Profit. Our gross profit for the three-month period ended April 30, 2004 totaled $591,256, a decrease of 13% or $88,580 over the same period last year. Our gross profit was adversely impacted by the substantial reduction in our revenues from product sales.

General and Administrative (“G&A”) Expenses. Our G&A expenses for the three-month period ended April 30, 2004 totaled $909,366, an increase of 63% or $351,553, over the three-month period ended April 30, 2003. The increase in our G&A was caused primarily by several factors: 1. increased compensation and benefits of approximately $145,000 for an increase of four employees in our sales and business development staff, as well as an increase of four employees serving G&A function, and an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates from 20% to 80%; 2. increased cost for accounting, tax, legal and other outside professionals of approximately $99,000 associated with our increased financial reporting requirements and corporate governance compliance; 3. an increase of travel and meals of approximately $83,000 associated with our sales and marketing programs, and 4. an increase in all other G&A of approximately $25,000 associated with office related expenses and other administrative costs.

Interest and Bank Charges. Our interest and bank charges for the three-month period ended April 30, 2004 totaled $73,362, an increase of 300% or $55,013, over the three-month period ended April 30, 2003. The increase of $55,013 was caused primarily from increased accounts receivable financing costs of $46,235 and interest expense of $8,778 associated with our note payable to Tazbaz Holdings Limited of Ontario, Canada.

Depreciation and Amortization. Our depreciation expense for the three-month period ended April 30, 2004 amounted to $13,842, an increase of 37% or $3,745 over the same period last year. Our depreciation expense increased due to purchases of furniture, computer hardware and software, and office equipment and to handle our increased employment of staff.

Operating Income/ (Loss). We had an operating loss of $405,314 for the three-month period ended April 30, 2004, as compared with an operating income of $93,577 during the same period last year. Our operating loss of $405,314 for the three-month period ended April 30, 2004 represented a decrease in profitability of $498,891 from the same period last year and was attributable principally to our lower gross profit margin of $88,580 and higher operating expenses of $410,311 associated primarily with increased general and administrative expenses.

Provision for Income Taxes. For the three-month period ended April 30, 2004, our provision for income taxes represented a tax benefit of $148,652, or eight percent of revenues. For the three-month period ended April 30, 2003, our provision for income taxes was $6,758, or three-tenths of one percent of our total revenues.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of revenues.

	For the Six-Month Period Ended 4/30/2004		For the Six-Month Period Ended 4/30/2003
	$	% of Rev.	$	% of Rev.
Revenue from product sales	$940,761	20.8%	$2,864,020	56.1%
Revenue from service contracts	3,582,466	79.2%	2,240,766	43.9%

Total revenues	4,523,227	100.0%	5,104,786	100.0%

Cost of goods sold	3,183,723	70.4%	3,564,766	69.8%

Gross profit	1,339,504	29.6%	1,540,020	30.2%
Operating expenses:
General and Administrative	1,617,542	35.8%	990,477	19.4%
Interest and Bank charges	151,894	3.3%	64,047	1.3%
Depreciation	27,288	0.6%	21,755	0.4%

Total operating expenses	1,796,724	39.7%	1,076,279	21.1%

Operating income (loss)	(457,220)	(10.1)%	463,741	9.1%
Recapitalization Costs	120,454	2.6%	0	—%

Income (loss) before Income taxes	(577,674)	(12.7)%	463,741	9.1%
Provision for (benefit from) income taxes	(153,744)	(3.4)%	41,412.8%

Net income (loss)	$(423,930)	(9.3)%	$422,329	8.3%

Comparison of six-month period ended April 30, 2004 to six-month period ended April 30, 2003.

Revenues. Our total revenues for the six-month period ended April 30, 2004 were $4,523,227, a decrease of eleven percent or $581,559, over the same period last year. Our revenue from service contracts increased 60% or $1,341,700 from last year, while our revenue from product sales decreased 67% or $1,923,259 from last year. Our revenue results for the second quarter of 2004 reflect our decreased emphasis on product sales and our strategy to concentrate primarily on growing our network-based service contract revenue base. Our service contracts provide multi-year recurring revenues at higher gross margins than those realized for product sales.

Gross Profit. Our gross profit for the six-month period ended April 30, 2004 totaled $1,339,504, a decrease of 13% or $200,516 over the same period last year. Our gross profit was adversely impacted by the substantial reduction in our revenues from product sales.

General and Administrative (“G&A”) Expenses. Our G&A expenses for the six-month period ended April 30, 2004 totaled $1,617,542, an increase of 63% or $627,065, over the six-month period ended April 30, 2003. The increase in our G&A was caused primarily by several factors: 1. increased compensation and benefits of approximately $269,000 for an increase of four employees in our sales and business development staff, as well as an increase in four employees serving G&A function, and an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates from 20% to 80%; 2. increased cost for accounting, tax, legal and other outside professionals of approximately $188,000 associated with our increased financial reporting requirements and corporate governance compliance; 3. an increase of travel and meals of approximately $131,000 associated with our sales and marketing programs, and 4. an increase in all other G&A of approximately $39,000 associated with office related expenses and other administrative costs.

Interest and Bank Charges. Our interest and bank charges for the six-month period ended April 30, 2004 totaled $151,894, an increase of 137% or $87,847, over the six-month period ended April 30, 2003. The increase of $87,847 was caused primarily from increased accounts receivable financing costs of $75,233 and interest expense payments of $12,614 associated with our note payable to Tazbaz Holdings Limited of Ontario, Canada.

Depreciation and Amortization. Our depreciation expense for the six-month period ended April 30, 2004 amounted to $27,288, an increase of 25% or $5,533 over the same period last year. Our depreciation expense increased due to purchases of furniture, computer hardware and software, and office equipment and to handle our increased employment of staff.

Operating Income/ (Loss). We had an operating loss of $457,220 for the six-month period ended April 30, 2004, as compared with an operating income of $463,741 during the same period last year. Our operating loss of $457,220 for the six-month period ended April 30, 2004 represented a decrease in profitability of $920,961 from the same period last year and was attributable principally to our lower gross profit margin of $200,516 and higher operating expenses of $720,445 associated primarily with increase of $627,065 in our general and administrative expenses.

Recapitalization Costs. We incurred recapitalization costs of $120,454, or three percent of our revenue, during the six-month period ended April 30, 2004, and were due to our stock exchange transaction we completed with the shareholders of MSSI on

October 6, 2003. These costs were associated primarily with legal services performed to effect the stock exchange transaction. During the six-month period ended April 30, 2003, we did not incur any recapitalization costs.

Provision for Income Taxes. For the six-month period ended April 30, 2004, our provision for income taxes represented a tax benefit of $153,744, or three percent of revenues. For the six-month period ended April 30, 2003, our provision for income taxes was $41,412, or one percent of our total revenues.

Liquidity and Capital Resources

Analysis of the six-month period ended April 30, 2004

Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations and the use of accounts receivable financing. As of April 30, 2004, we had cash and cash equivalents of $19,741, a decrease of $235,437 for the period. The decrease in cash of $235,437 resulted primarily from cash used in operations of $388,478, purchases of new fixed assets of $15,858 and the purchase of marketable securities of $3,462; offset partially by a sale of marketable securities of $33,550 and an increase in cash from net proceeds of promissory notes of $138,811.

Cash Flows Used in Operating Activities. Our net cash used in operating activities was $388,478 for the six-month period ended April 30, 2004. The decrease of $388,478 in operating cash flow was caused by the following items: our operating loss for the period of $423,930, a decrease in our income taxes payable of $148,152, and an increase in accounts receivable and factor’s holdback receivable of $89,969. These three items accounted for an unfavorable impact to operating cash flow of $662,051, offset partially by an increase in accounts payable and accrued liabilities of $225,100, depreciation expense of $27,288, a decrease in our deferred tax assets of $19,581, and a loss on the sale of marketable securities of $1,604.

Cash From Investing Activities. Net cash provided in our investing activities for the six-month period ended April 30, 2004 was $14,230 and resulted from the liquidation of marketable securities in the amount of $33,550, offset partially by purchases of new fixed assets in the amount of $15,858 and purchases of marketable securities of $3,462. We realized a loss in the amount of $1,604 from the liquidation of our marketable securities.

Cash Provided by Financing Activities. Net cash provided in our financing activities for the six-month period ended April 30, 2004 was $138,811 and resulted from borrowings of $179,976 from two minority shareholders, and the issuance of a promissory note in the amount of $83,188 to one of our trade suppliers, offset partially by repayments on our note payable to Tazbaz Holdings Limited of $124,353.

Management’s Plan to mitigate certain adverse financial conditions. As described in Note 2. to our financial statements for the six-month period ended April 30, 2004, our financial condition was adversely affected by: (1) transaction costs of approximately $570,000 partially funded by debt of approximately $250,000 associated with our reverse merger transaction completed October 6, 2003 with the shareholders of MSSI (see Note 3.(a) to our financial statements) and (2) increased general and administrative costs to execute our business strategy and to establish the infrastructure necessary to handle the requirements of a publicly-held reporting entity.

As a result of these adverse impacts, our financial condition at April 30, 2004 disclosed an operating loss of $423,930 for the six-month period ended April 30, 2004 and a deficit of $132,731 as of October 31, 2003. As a result of these operating losses we had a stockholder’s deficiency of $556,661 at April 30, 2004 and we had a deficiency in our working capital of approximately $747,413 at April 30, 2004.

During the first and second quarters of fiscal year 2004, we implemented several actions to mitigate the adverse impacts to our financial condition such as:

1.	Developing a more aggressive services contract revenue strategy and assigning specific targets of revenue generation for our sales organization: as a result of this strategy we have identified and are pursuing a pipeline of new service contracts valued at $32 million in initial contract value and $120 million in total contract value assuming the exercising of all option periods. In addition, we have added several sales and business development resources to our teams who have proven track records obtaining new service contract revenues;

2.	Decreasing our emphasis on low-margin product sales: we have reduced staff in this area and plan to pursue only high volume sales opportunities with attractive profit margins;

3.	Cutting our general and administrative costs: we reduced our staff in product sales, certain business development areas that were non-performing and in administrative functions. In addition, we are implementing measures that will result in the reduction of fixed and variable overhead costs;

4.	Entering into negotiations with our suppliers and our creditors for improved repayment terms;

5.	Securing less costly financing arrangements for our accounts receivable and general and corporate purposes; and,

6.	Raising additional capital through private placements: we are in discussion with parties who have expressed an interest in providing the company with up to $2 million in convertible debt financing.

We currently believe that our financial condition will improve substantially as a result of implementing these actions. Over the next twelve months, we believe that our internally generated cash flow, in combination with our planned actions previously mentioned, will be sufficient to meet our anticipated cash requirements.

Credit Facilities. We have a $2.0 million accounts receivable financing facility with Action Capital. This facility was increased by $0.5 million in March 2004 to handle our increased accounts receivable financing needs. Under the terms of this facility, we can sell up to 85% of the value of accounts receivable in advance of payment from the customer. Interest on this facility is calculated at the prevailing bank prime rate plus 1.0% on the average daily balance of accounts receivable sold, plus 0.95% monthly fee of the said balance. The facility is secured by liens on our accounts receivable and by personal guarantees of our principals. Accounts receivable sold and assigned under this facility amounted to $958,913 and $892,403 as of April 30, 2004 and April 30, 2003, respectively.

We issued a promissory note to Tazbaz Holdings Limited of Ontario, Canada in September 2003 for receipt of $250,000. The loan proceeds were used for general corporate purposes. The loan matured on January 8, 2004 (the “Maturity Date”) and accrued interest at the rate of 5% per annum. The note provided for a deferral period, pursuant to which we deferred paying the outstanding balance of the note, including all accrued and unpaid interest as of the Maturity Date, by making six equal monthly payments of principal and interest commencing on the date that is 30 days after the Maturity Date and continuing on said day of each calendar month thereafter. Interest shall accrue at the rate of 15% per annum during the deferral period. On March 24, 2004 the note was restructured to extend the maturity date for the remaining principal balance of $190,646 until June 22, 2004, subject to the following terms and conditions. All accrued interest charges up to March 22, 2004 was calculated at 15% per annum. Beginning March 23, 2004, interest is calculated at 10% per annum and all outstanding interest will be paid on the last day of each March, April and May 2004, with all remaining accrued and unpaid interest and principal being payable in full on June 22, 2004. On April 30, 2004 the outstanding principal balance on the note was $125,647 after we made an unscheduled principal payment of $65,000.

On December 15, 2003, we signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first of which was received on the same day for $25,000. On April 30, 2004 we received a second installment in the amount of $65,000. The total outstanding loan balance as of April 30, 2004 was $89,988. The loan is payable on demand anytime after June 30, 2004 (“demand date”). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

On April 30, 2004, we signed a $100,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first of which was received on the same day for $89,988. The loan is payable on demand anytime after December 31, 2004 (“demand date”). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

On March 1, 2004, we issued a promissory note to one our suppliers, Ingram Micro Incorporated (“Ingram”), in the amount of $113,188 to cover our past due accounts payable balance. The note has no interest rate, requires six monthly payments ranging from $10,000 to $23,188. As of April 30, 2004, the outstanding balance on this note was $83,188. The note expires on August 19, 2004, at which time, any outstanding amounts shall become due and payable.

Subsequent Event.

As referred to in Note 9 to our interim consolidated financial statements, on June 1, 2004, we entered into a definitive letter of intent to acquire Voyage Data Corporation (“Voyage Data”), a Florida-based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. The terms of the transaction involve the acquisition of all of the outstanding shares of Voyage Data for a value of $2.1 million in a combination of stock and debt. Upon completion of the transaction, Voyage Data will become a wholly-owned subsidiary of IJJ Corporation (“IJJ”). IJJ also owns a federal systems integrator, Management Solutions and Systems, and will use the acquisition to expand its current systems management and development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace.

Other. The following table summarizes our contractual cash obligations at April 30, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period (in dollars)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$388,835	$388,835	$0	$0	$0
Operating Leases	178,800	57,600	121,200	$0	$0
Total Contractual Cash Obligations	$567,635	$446,435	$121,200	$0	$0

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

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings during the six-month period ended April 30, 2004.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	CEO Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

32.1	CEO Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

32.2	CFO Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the SEC on June 4, 2004, reporting that the Company had entered into a definitive letter of intent to acquire Voyage Data Corporation, a Florida based systems integrator which specializes in wireless security, for a value of $2.1 million in debt and stock.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IJJ Corporation

Dated: June 21, 2004	By:	/s/ Clifford Pope
Clifford Pope
President

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Interim Consolidated Balance Sheets

As of April 30, 2004 and October 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	April 30, 2004	October 31, 2003
	$	$
ASSETS
CURRENT ASSETS

Cash	19,741	255,178
Marketable and other securities	7,556	39,248
Accounts receivable	627,320	605,255
Factor’s holdback receivable	169,810	101,906
Prepaid expenses and deposits	9,500	9,500
Deferred income taxes	—	1,976

	833,927	1,013,063

DEFERRED INCOME TAXES	—	17,605

PROPERTY AND EQUIPMENT	193,452	204,881

	1,027,379	1,235,549

See condensed notes to the interim consolidated financial statements.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Interim Consolidated Balance Sheets

As of April 30, 2004 and October 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	April 30, 2004	October 31, 2003
	$	$
LIABILITIES
CURRENT LIABILITIES

Accounts payable	771,042	558,186
Accrued liabilities	371,702	359,458
Income taxes payable	49,785	197,936
Promissory notes payable	388,811	250,000

	1,581,340	1,365,580

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK	21,530	21,530

PAID-IN CAPITAL DISCOUNT	(18,830)	(18,830)

DEFICIT	(556,661)	(132,731)

	(553,961)	(130,031)

	1,027,379	1,235,549

See condensed notes to the interim consolidated financial statements.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Interim Consolidated Statements of Operations

For the three month periods ended April 30, 2004 and 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Three month period ended April 30, 2004	Three month period ended April 30, 2003
	$	$
REVENUE

Sales	170,325	1,446,065
Service	1,711,348	1,111,561

	1,881,673	2,557,626

COST OF GOODS SOLD	1,290,417	1,877,790

GROSS PROFIT	591,256	679,836

EXPENSES

General and administrative	909,366	557,813
Interest and bank charges	73,362	18,349
Depreciation	13,842	10,097

	996,570	586,259

EARNINGS (LOSS) BEFORE INCOME TAXES	(405,314)	93,577

Income taxes (recovery)	(148,652)	6,758

NET EARNINGS (LOSS)	(256,662)	86,819

Earnings (loss) per share	(0.01)	0.01

Weighted average number of shares outstanding	21,530,000	15,000,000

See condensed notes to the interim consolidated financial statements.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Interim Consolidated Statements of Operations

For the six month periods ended April 30, 2004 and 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Six month period ended April 30, 2004	Six month period ended April 30, 2003
	$	$
REVENUE

Sales	940,761	2,864,020
Service	3,582,466	2,240,766

	4,523,227	5,104,786

COST OF GOODS SOLD	3,183,723	3,564,766

GROSS PROFIT	1,339,504	1,540,020

EXPENSES

General and administrative	1,617,542	990,477
Interest and bank charges	151,894	64,047
Depreciation	27,288	21,755

	1,796,724	1,076,279

EARNINGS (LOSS) BEFORE UNDERNOTED ITEM AND INCOME TAXES	(457,220)	463,741

Recapitalization costs	120,454	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(577,674)	463,741

Income taxes (recovery)	(153,744)	41,412

NET EARNINGS (LOSS)	(423,930)	422,329

Earnings (loss) per share	(0.02)	0.03

Weighted average number of shares outstanding	21,530,000	15,000,000

See condensed notes to the interim consolidated financial statements.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Interim Consolidated Statements of Stockholders’ Equity

For the six month period ended April 30, 2004 and the year ended October 31, 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Common Stock		Additional Paid in Capital (Discount)	Deficit
	Number	Amount
		$	$	$
Balance as of October 31, 2002,	4,960,250	4,960	694	(28,107)

Stock split of 10:1	44,642,250	—	—	—
Cancellation of shares	(43,072,500)	(43,072)	—	—
Shares issued pursuant to reverse acquisition	15,000,000	15,000	(15,000)	—
Adjustment relating to stock split and reverse acquisition	—	44,642	(4,524)	—
Net loss for the year	—	—	—	(104,624)

Balance as of October 31, 2003	21,530,000	21,530	(18,830)	(132,731)

Net loss for the period	—	—	—	(423,930)

Balance as of April 30, 2004	21,530,000	21,530	(18,830)	(556,661)

See condensed notes to the interim consolidated financial statements.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Interim Consolidated Statements of Cash Flows

For the six month periods ended April 30, 2004 and 2003

(Amounts expressed in US Dollars)

(Unaudited)

	Six month period ended April 30, 2004	Six month period ended April 30, 2003
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)	(423,930)	422,329
Items not requiring an outlay of cash
Depreciation	27,288	21,755
Loss on sale of marketable securities	1,604	—
(Increase) in accounts receivable	(22,065)	(638,026)
(Increase) decrease in factor’s holdback receivable	(67,904)	12,015
(Increase) decrease in deferred income taxes	19,581	(102)
Increase (decrease) in accounts payable and accrued liabilities	225,100	179,376
(Decrease) increase in income taxes payable	(148,152)	41,412
Decrease in advance to shareholder	—	79,248

Net cash provided by (used in) operating activities	(388,478)	118,007

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from promissory notes	138,811	—

Net cash flows provided by financing activities	138,811	—

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of marketable securities	(3,462)	—
Proceeds from sale of marketable securities	33,550	—
Purchase of property and equipment	(15,858)	(28,214)

Net cash flows provided by (used in) investing activities	14,230	(28,214)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(235,437)	89,793

Cash and cash equivalents, beginning of period	255,178	171,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	19,741	261,135

See condensed notes to the interim consolidated financial statements.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Condensed Notes to Interim Consolidated Financial Statements

April 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

1.	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. Interim financial statements should be read in conjunction with the company’s annual audited financial statements.

The unaudited interim consolidated financial statements include the accounts of IJJ Corporation (“IJJ”) and its wholly owned subsidiary, Management Solutions & Systems, Incorporated (“MSSI”) (see note 3a).

All material inter-company accounts and transactions have been eliminated.

2.	MANAGEMENT’S PLANS TO MITIGATE CERTAIN ADVERSE FINANCIAL CONDITIONS

As at April 30, 2004, there were certain indicators in the financial statements of adverse financial conditions. These include:

a) Recurring operating losses

b) Stockholders’ deficiency

c) Working capital deficiency

The company had incurred expenses of approximately $570,000, in connection with the reverse merger transaction referred to in note 3(a) which significantly affected its cash flow.

Management had acted on strategies and initiated certain plans during the first quarter of 2004 and will continue to do so, which it believes will mitigate and alleviate these adverse conditions and events including:

a)	Developing a more aggressive services contract revenue strategy and assigning specific targets of revenue generation. The company has identified and is pursuing a pipeline of new service contracts valued at $32 million in initial contract value and $120 million in total contract value assuming the exercising of all option periods. In addition, it added several sales and business development resources to its teams who have proven track records of obtaining new service contract revenues;

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Condensed Notes to Interim Consolidated Financial Statements

April 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

2.	MANAGEMENT’S PLANS TO MITIGATE CERTAIN ADVERSE FINANCIAL CONDITIONS (cont’d)

b)	Decreasing emphasis on low-margin product sales. The plan is to pursue only high volume sales opportunities with attractive profit margins;

c)	Cutting general and administrative costs. Reduced staffing in product sales, particularly in business development areas that were non-performing and in administrative functions. In addition, the company is implementing measures that will result in the reduction of fixed and variable overhead costs;

d)	Entering into negotiations with suppliers and creditors for improved repayment terms;

e)	Securing less costly financing arrangements; and,

f)	Raising additional capital through private placements: The company is discussion with parties who have expressed an interest in providing the company with up to $2 million in convertible debt financing.

3.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

a)	Nature of Business

Sun & Surf Inc. (“SSI”), a public corporation, was incorporated in the State of New York on November 30, 2000. SSI was a seller of sporting goods, apparel and accessories and a consultant to retailers and wholesalers in the action sports industry.

Management Solutions & Systems Incorporated (“MSSI”) is an information technology consulting firm incorporated in the State of Maryland in 1997. Its principal activities are the sale of computer products, design and development of computer systems, and systems technical support.

On October 6, 2003, SSI entered into a Securities Exchange Agreement with MSSI. In exchange for the acquisition of the 100% interest in MSSI, the shareholders of MSSI were issued a total of 15,000,000 common shares of SSI. Following the share exchange, the former shareholders of MSSI hold 69.67% of the 21,530,000 shares of common stock of SSI. Consequently, even though SSI is the legal acquirer, this transaction was treated as an acquisition of SSI by MSSI.

There were no preferred shares, warrants or options as of acquisition date.

After the Stock Exchange, SSI ceased its prior business operations and only carries on the business of MSSI.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Condensed Notes to Interim Consolidated Financial Statements

April 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

3.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d)

a)	Nature of Business (cont’d)

Transaction costs of $453,600 consisting of legal and management consultancy fees were incurred as of October 31, 2003 relating to the reverse acquisition.

At the Annual Meeting of Shareholders held on February 17, 2004, the SSI’s shareholders approved the change of company name to IJJ Corporation (“IJJ”) and reincorporation of the company in the State of Delaware. IJJ was incorporated in the State of Delaware on December 17, 2003 with the intention of reincorporating SSI from the State of New York to the State of Delaware. The reincorporation is effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by the company and IJJ on December 18, 2003. The merger took effect upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware on February 18, 2004 and February 17, 2004, respectively. In accordance with the Merger Agreement, SSI merged with and into IJJ and the latter became the surviving entity resulting in the change of name from Sun & Surf Inc. to IJJ Corporation.

Upon completion of the reincorporation, each of the company’s shareholders as of the record date of December 19, 2003 received one share of IJJ common stock for each issued and outstanding share of SSI’s common stock. Each share of IJJ common stock owned by SSI was cancelled.

Each share of SSI common stock issued and outstanding immediately prior to the merger was cancelled without any merger consideration. All liabilities and obligations of SSI that were not discharged will become the liabilities and obligations of IJJ.

As a result of the reincorporation, SSI ceased its corporate existence in the State of New York.

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

The comparative figures are that of MSSI.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Condensed Notes to Interim Consolidated Financial Statements

April 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

4.	ACCOUNTS RECEIVABLE

The company has entered into credit facility agreement with Action Capital Corporation (“Action”). Under this agreement, Action would provide advances of up to 85% of MSSI’s acceptable accounts receivable that are sold and assigned to Action. These accounts receivables are sold with recourse against the company. Consequently the company is contingently liable for any amounts advanced by Action for accounts receivable sold and assigned that are subsequently considered uncollectible. As at April 30, 2004, advances from Action amounted to $958,913.

The accounts receivable balance net of invoices sold and assigned to Action amounted to $622,783 on April 30, 2004.

The financing facility is secured by liens on the company’s accounts receivable and by personal guarantees of its shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.

5.	PROMISSORY NOTES PAYABLE

	April 30, 2004	October 31, 2003
	$	$
a) Unsecured, bears interest at 15% per annum (5% as of October 31, 2003). The note was restructured to extend the maturity date for the remaining principal balance until June 22, 2004 with a provision that should MSSI fail to satisfy the terms, the note will be payable on demand and the interest rate will revert to 15%. Interest charges up to March 22, 2004 was calculated at 15% per annum and 10% thereafter.	125,647	250,000

b)      First two advances of a $250,000 convertible promissory note payable to a minority shareholder. The loan is payable on demand anytime after June 30, 2004 (“demand date”). Interest rate is at 6% per annum, compounded annually.

The conversion of the unpaid principal and interest balance into the company’s common stock shares is exercisable at the option of the company at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.	89,988	—

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Condensed Notes to Interim Consolidated Financial Statements

April 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

5.	PROMISSORY NOTES PAYABLE (cont’d)

	April 30, 2004	October 31, 2003
	$	$

c)      First advance of a $100,000 convertible promissory note payable to a minority shareholder. The loan is payable on demand but not prior to December 31, 2004 (“demand date”). Interest rate is at 6% per annum, compounded annually.

The conversion of the unpaid principal and interest balance into the company’s common stock shares is exercisable at the option of the company at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.	89,988	—

d) Note payable to a trade supplier, non-interest bearing, payable in monthly installments of $20,000 with a final payment of $23,188 on August 19, 2004	83,188	—

	388,811	250,000

6.	CAPITAL STOCK

	April 30, 2004	October 31, 2003
Authorized number of Common shares at $0.001 par value	100,000,000	100,000,000

Prior to the reverse acquisition (see note 3), the company effected a forward-split of common stock on the basis of ten shares for each share issued and outstanding.

As part of the reverse acquisition, 43,072,500 shares owned by certain shareholders were redeemed without any consideration and then cancelled following the closing of the stock exchange.

IJJ CORPORATION

(Formerly Sun & Surf Inc.)

Condensed Notes to Interim Consolidated Financial Statements

April 30, 2004

(Amounts expressed in US Dollars)

(Unaudited)

7.	ECONOMIC DEPENDENCE AND CONCENTRATION OF CREDIT RISKS

The company’s revenues are derived from sales of goods and services to the different departments of various government agencies. The loss of these customers could have a material adverse effect on operations. The majority of the company’s receivables as of April 30, 2004 and October 31, 2003 represent sales to these customers. The company’s receivables are unsecured and are generally due in 30 days.

8.	STOCK OPTION PLAN

At the Annual Meeting of shareholders held on February 17, 2004, the Company’s shareholders approved the adoption of the IJJ Corporation 2004 Stock Option Plan. Eligible participants under the plan include key employees, directors and advisors of the company and its subsidiaries. The options are not assignable or transferable and will expire in ten years after the grant date. The purchase price of the common shares under the plan must be equal to the fair market value of the company common stock at the time the option is granted or higher as may be determined by the Plan Committee or the Board of Directors at the time of grant. The maximum aggregate number of shares of common stock that may be issued and sold under the plan is 10,000,000. The maximum aggregate number of shares issued under the plan during any given year must not exceed 10% of the total outstanding shares of the company during such calendar year.

9.	SUBSEQUENT EVENT

Intent to Acquire Voyage Data Corporation

On June 1, 2004, IJJ entered into a definitive letter of intent to acquire Voyage Data Corporation (“Voyage Data”), a Florida based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. IJJ will acquire all of the outstanding shares of Voyage Data for a value of $2.1 million, which consideration shall be a combination of 2,175,000 IJJ common stock and a $1,000,000 promissory note secured by the assets of Voyage Date. The note will be payable in 20 quarterly installments of $50,000. The purchase closing date is anticipated to take place in the third quarter.

Voyage Data will become a fully owned subsidiary of IJJ Corporation. IJJ will use the acquisition to expand its current systems management and application development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace to complement MSSI’s federal systems integration activities. As part of the purchase IJJ will acquire Intellectual Property, Client Reference Account, Exclusivity, and Strategic Alliances from Voyage Data.