Form 10QSB
period 2004-07-31
IJJ CORP
filed 2004-09-21
CIK 1163968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ENDED July 31, 2004

                                    000-33515
                            (Commission File Number)

                                 IJJ Corporation
             (Exact name of registrant as specified in its charter)




           Delaware                                         11-3619828
(State  or other jurisdiction                  (IRS Employer Identification No.)
        of Incorporation)




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

As of July 31, 2004, 21,530,000 shares of the Issuer's $0.0001 par value common stock were outstanding on the OTC Bulletin Board.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ]No

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION


    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

    ITEM 3. CONTROLS AND PROCEDURES

    PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

    SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                                   Page
                                                                            ----

         Interim  Consolidated  Balance  Sheets  as of  July  31,  2004
         (Unaudited) and October 31, 2003                                    1-2

         Interim  Consolidated  Statements of Operations  for the Three
         Month Periods Ended July 31, 2004 and 2003 (Unaudited)                3

         Interim  Consolidated  Statements of  Operations  for the Nine
         Month Periods Ended July 31, 2004 and 2003 (Unaudited)                4

         Interim   Consolidated   Statements  of  Stockholders'  Equity
         (Deficit)  for the Nine Month  Period  Ended July 31, 2004 and
         the year ended October 31, 2003 (Unaudited)                           5

         Interim  Consolidated  Statements  of Cash  Flows for the Nine
         Month   Periods   Ended  July  31,  2004  and  July  31,  2003
         (Unaudited)                                                         6-7

         Condensed Notes to Interim  Consolidated  Financial Statements     8-15



IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Interim Consolidated Balance Sheets (Unaudited)
(Amounts expressed in US Dollars)


                                                                          At              At
                                                                        July 31      October 31
                                                                         2004            2003
                                                                     -----------    -----------

      CURRENT ASSETS
      Cash and cash equivalent                                       $   222,112    $   255,178
      Investments                                                          3,088         39,248
      Accounts receivable - trade
           net of allowance for doubtful accounts of $-0- and $-0-     1,306,160        955,815
      Accounts receivable - others                                        83,183        101,906
      Income tax refund recoverable                                        8,781            -0-
      Deferred income tax assets - current
           net of valuation allowances of $-0- and $-0-                      -0-          1,976
                                                                     -----------    -----------
           TOTAL CURRENT ASSETS                                        1,623,324      1,354,123
                                                                     -----------    -----------

      PROPERTY, PLANT AND EQUIPMENT
      Furniture and fixtures                                              66,152         62,603
      Equipment                                                          187,218        182,557
      Software                                                            14,261            -0-
      Leasehold improvements                                              45,638         41,638
      Accumulated depreciation                                          (123,218)       (81,917)
                                                                     -----------    -----------
           NET PROPERTY, PLANT AND EQUIPMENT                             190,051        204,881
                                                                     -----------    -----------
      OTHER ASSETS
      Security deposit                                                     9,500          9,500
      Deferred income tax assets - long term
           net of valuation allowances of $148,021 and $-0-                  -0-         17,605
                                                                     -----------    -----------
           TOTAL OTHER ASSETS                                              9,500         27,105
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 1,822,875    $ 1,586,109
                                                                     ===========    ===========

             See notes to interim consolidated financial statements




IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Interim Consolidated Balance Sheets (Unaudited) - continued
(Amounts expressed in US Dollars)
                                                                    At             At
                                                                   July 31      October 31
                                                                    2004           2003
                                                                -----------    -----------
LIABILITIES
     CURRENT LIABILITIES
     Accounts payable - trade                                   $   779,260    $   558,186
     Accrued liabilities                                            427,537        359,458
     Accounts receivable factoring liabilities
          net of factoring holdbacks of $161,115 and $101,906       912,988        350,560
     Income tax liabilities                                          33,509        197,936
     Notes payable - current                                        163,835        250,000
     Deferred revenues                                              105,647            -0-
                                                                -----------    -----------
         TOTAL CURRENT LIABILITIES                                2,422,776      1,716,140
     NOTES PAYABLE - LONG TERM                                      200,000            -0-
                                                                -----------    -----------
     TOTAL LIABILITIES                                            2,622,776      1,716,140
                                                                -----------    -----------

SHAREHOLDERS' DEFICIT
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
            21,530,000 shares issued and outstanding                 21,530         21,530
     Preferred stock, $0.001 par value,
            10,000,000 shares authorized,
            no shares issued and outstanding                            -0-            -0-

     Paid-in capital (discount), common stock                       (18,830)       (18,830)

     Accumulated deficit                                           (802,601)      (132,731)
                                                                -----------    -----------

     TOTAL SHAREHOLDERS' DEFICIT                                   (799,901)      (130,031)
                                                                -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $ 1,822,875    $ 1,586,109
                                                                ===========    ===========


             See notes to interim consolidated financial statements

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Interim Consolidated Statements of Operations (Unaudited)
(Amounts expressed in US Dollars)



                                               THREE MONTHS    THREE MONTHS
                                                   ENDED           ENDED
                                              JULY 31, 2004   JULY 31, 2003
                                               ------------    ------------
REVENUE
      Sales                                         179,576       1,057,624
      Services                                    1,681,266       1,139,769
                                               ------------    ------------
      TOTAL REVENUE                               1,860,842       2,197,393
COSTS OF REVENUE                                  1,167,263       1,441,236
                                               ------------    ------------
GROSS PROFIT                                        693,579         756,157
OPERATING EXPENSES
      Selling, general and administrative           879,048         615,615
      Depreciation                                   14,014          12,982
                                               ------------    ------------
      TOTAL OPERATING EXPENSES                      893,062         628,597
NET (LOSS) INCOME FROM OPERATING                   (199,483)        127,560
                                               ------------    ------------
OTHER INCOME (EXPENSE)
      Interest income                                    96             -0-
      Interest and finance charges (expense)        (46,553)        (46,238)
                                               ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)                  (46,457)        (46,238)
                                               ------------    ------------
NET (LOSS) INCOME BEFORE INCOME TAXES              (245,940)         81,322
      Income taxes benefits (provisions)                -0-          (7,779)
                                               ------------    ------------
NET (LOSS) INCOME AFTER INCOME TAXES           $   (245,940)   $     73,543
                                               ============    ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING       21,530,000      15,000,000
(LOSS) EARNING PER SHARE                              (0.01)           0.01



             See notes to interim consolidated financial statements

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Interim Consolidated Statements of Operations (Unaudited)
(Amounts expressed in US Dollars)



                                                NINE MONTHS     NINE MONTHS
                                                  ENDED           ENDED
                                              JULY 31, 2004   JULY 31, 2003
                                               ------------    ------------

REVENUE
      Sales                                       1,119,510       3,922,985
      Services                                    5,225,083       3,378,806
                                               ------------    ------------
      TOTAL REVENUE                               6,344,593       7,301,791
COSTS OF REVENUE                                  4,324,866       4,943,333
                                               ------------    ------------
GROSS PROFIT                                      2,019,727       2,358,458
OPERATING EXPENSES
      Selling, general and administrative         2,508,148       1,626,200
      Depreciation                                   41,301          33,176
                                               ------------    ------------
      TOTAL OPERATING EXPENSES                    2,549,449       1,659,376
                                               ------------    ------------
NET (LOSS) INCOME FROM OPERATING                   (529,722)        699,082
                                               ------------    ------------
OTHER INCOME (EXPENSE)
      Interest income                                   266             386
      Interest and finance charges (expense)       (172,585)       (114,220)
      Recapitalization costs                       (120,454)            -0-
                                               ------------    ------------
      TOTAL OTHER INCOME (EXPENSE)                 (292,773)       (113,834)
                                               ------------    ------------
NET (LOSS) INCOME BEFORE INCOME TAXES              (822,495)        585,248
      Income taxes benefits (provisions)            152,625         (42,433)
                                               ------------    ------------
NET (LOSS) INCOME AFTER INCOME TAXES           $   (669,870)   $    542,815
                                               ============    ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING       21,530,000      15,000,000
(LOSS) EARNING PER SHARE                              (0.03)           0.04



             See notes to interim consolidated financial statements




IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Interim Consolidated Statements of Shareholders' Deficit (Unaudited)


                                                             NINE MONTHS         YEAR
                                                                ENDED            ENDED
                                                            JULY 31, 2004  OCTOBER 31, 2003
                                                             ------------    ------------
COMMON STOCK
     OUTSTANDING SHARES NUMBER
     Beginning outstanding shares number                       21,530,000       4,960,250
     Pursuant to reverse acquisition:
          Additional shares resulted from stock split 10:1           --        44,642,250
          Cancellation of shares                                     --       (43,072,500)
          Shares issuance                                            --        15,000,000
                                                             ------------    ------------
     Ending outstanding shares number                          21,530,000      21,530,000
                                                             ============    ============
     OUTSTANDING SHARES VALUE, par $0.001
     Beginning outstanding shares balance                    $     21,530    $      4,960
     Pursuant to reverse acquisition:
          Additional shares resulted from stock split 10:1           --            44,642
          Cancellation of shares                                     --           (43,072)
          Shares issuance                                            --            15,000
                                                             ------------    ------------
     Ending outstanding shares balance                       $     21,530    $     21,530
                                                             ============    ============
     PAID-IN CAPITAL (DISCOUNT)
     Beginning paid-in capital (discount)  balance           $    (18,830)   $        694
     Pursuant to reverse acquisition:
          Adjustment                                                 --            (4,524)
          Shares issuance                                            --           (15,000)
                                                             ------------    ------------
     Ending paid-in capital (discount)  balance              $    (18,830)   $    (18,830)
                                                             ============    ============
ACCUMULATED DEFICIT
     Beginning balance                                       $   (132,731)   $    (28,107)
     Net loss                                                    (669,870)       (104,624)
                                                             ------------    ------------
     Ending balance                                              (802,601)       (132,731)
                                                             ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                  $   (799,901)   $   (130,031)
                                                             ============    ============


             See notes to interim consolidated financial statements




IJJ CORPORATION
(Formerly Sun & Surf, Inc.)
Interim Consolidated Statement of Cash Flows (Unaudited)
For the nine months ended July 31, 2004

(Amounts expressed in US Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                         $(669,870)
Adjustments to reconcile  net (loss) to net cash
(used) by operating activities:
       Depreciation                                                   41,301
       (Increase) in accounts receivable - trade                    (350,345)
       Decrease in accounts receivable - others                       18,723
       (Increase) in income tax refund recoverable                    (8,781)
       Decrease in net deferred income tax assets                     19,581
       Increase in accounts payable - trade                          284,263
       Increase in accrued liabilities                                68,079
       Increase in accounts receivable factoring net liabilities     562,428
       (Decrease) in income tax liabilities                         (164,427)
       Increase in deferred revenue                                  105,647

                                                                   ---------
       Net cash (used) by operating activities                                   $ (93,401)

CASH FLOWS FROM INVESTING ACTIVITIES
       Sale of investments                                            36,160
       Purchases of property, plant and equipment                    (26,470)

                                                                   ---------
       Net cash provided by investing activities                                     9,690

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable                                   200,000
       Repayments for notes payable                                 (149,355)

                                                                   ---------
       Net cash provided by financing activities                                    50,645

                                                                                 ---------
NET (DECREASE) IN CASH                                                             (33,066)
BEGINNING CASH - 10/31/2003                                                        255,178
                                                                                 ---------
ENDING CASH - 07/31/2004                                                         $ 222,112
                                                                                 =========


             See notes to interim consolidated financial statements



IJJ CORPORATION
(Formerly Sun & Surf, Inc.)
Interim Consolidated Statement of Cash Flows (Unaudited)
For the nine months ended July 31, 2003

(Amounts expressed in US Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 542,815
Adjustments to reconcile  net income to net cash
(used) by operating activities:
       Depreciation                                                     33,176
       Decrease in accounts receivable - trade                         501,191
       Decrease in accounts receivable - others                         73,901
       (Decrease) in accounts payable - trade                         (785,587)
       Increase in accrued liabilities                                  86,709
       (Decrease) in accounts receivable factoring net liabilities    (381,820)
       Increase in net deferred income tax liabilities                   5,024
       (Decrease) in income tax liabilities                           (121,987)

                                                                     ---------
       Net cash (used) by operating activities                                       $ (46,578)

CASH FLOWS FROM INVESTING ACTIVITIES
       Sale of investments                                              50,000
       Purchases of property, plant and equipment                      (79,778)

                                                                     ---------
       Net cash (used) for investing activities                                        (29,778)


                                                                                     ---------
NET CASH (DECREASE)                                                                    (76,356)
BEGINNING CASH - 10/31/2002                                                            171,342
                                                                                     ---------
ENDING CASH - 07/31/2003                                                             $  94,986
                                                                                     =========


             See notes to interim consolidated financial statements

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Interim Consolidated Statement of Cash Flows for the nine months ended July 31, 2004 (Unaudited) - continued

Disclosure for non-cash activity:

On March 1, 2004, there was a conversion of $113,188 from Accounts payable to a Note Payable












             See notes to interim consolidated financial statements

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Notes to Interim Consolidated Financial Statements - July 31, 2004 (Amounts expressed in US Dollars)


1.       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended October 31, 2004. Interim financial statements should be read in conjunction with the company's annual audited financial statements as of October 31, 2003.

         The unaudited interim consolidated financial statements include the accounts of IJJ Corporation ("IJJ") and its wholly owned subsidiary, Management Solutions & Systems, Incorporated ("MSSI") (see note 3a).

         All  material   inter-company   accounts  and  transactions  have  been
         eliminated.

2. Going Concern and Management's Plans. During our fiscal year of 2004, we incurred substantial operating losses as a result of (1) transaction costs of approximately $570,000, partially funded by debt, associated with our reverse merger transaction completed October 6, 2003 and (2) increased general and administrative costs to execute our business strategy and to establish the infrastructure necessary to handle the requirements of a publicly-held reporting company.

         These operating losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit of $799,901 as of July 31, 2004. Additionally, a significant portion of the Company's notes payable and accounts payable are past due. These conditions raise serious doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

         Developing a more aggressive services contract revenue strategy and replacing certain of our sales and business development resources who have not achieved expected levels of revenue production;

         Decreasing our emphasis on low-margin product sales and pursuing only high volume sales opportunities with attractive profit margins;

         Cutting our general and administrative costs, and implementing process and productivity improvements that will result in the reduction of fixed and variable overhead costs;

         Entering into negotiations with our suppliers and our creditors for improved repayment terms;

         Securing less costly financing arrangements for our accounts receivable and general and corporate purposes; and,

         Raising additional capital through private placements of both debt and equity financings.

         We currently believe that our financial condition will improve substantially as a result of implementing these actions. Over the next twelve months, we believe that our internally generated cash flow, in combination with our planned actions previously mentioned, will be sufficient to meet our anticipated cash requirements.

3.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         a) Nature of Business

         IJJ was formerly Sun & Surf Inc. ("SSI"), a public corporation incorporated in the State of New York on November 30, 2000. Prior to merging with MSSI, SSI was a seller of sporting goods, apparel and accessories and a consultant to retailers and wholesalers in the action sports industry.

         Management Solutions & Systems Incorporated ("MSSI") is an information technology consulting firm incorporated in the State of Maryland in 1997. Its principal activities are the sale of computer products, design and development of computer systems, and systems technical support. These business activities remained unchanged after merging with SSI.

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

         There were no preferred shares, warrants or options at acquisition date. After the Exchange, SSI ceased its prior business operations and only carries on the business of MSSI.

         Transaction costs of approximately $570,000 consisting of legal and management consultancy fees were incurred as of October 31, 2003 relating to the reverse acquisition.

         At the Annual Meeting of Shareholders held on February 17, 2004, SSI's shareholders approved the change of company name to IJJ Corporation ("IJJ") and the reincorporation of the company in the State of Delaware. The reincorporation happened on December 17, 2003 pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into by SSI and IJJ in December 2003. The merger took effect upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware on February 18, 2004 and February 17, 2004, respectively. In accordance with the Merger Agreement, SSI merged with and into IJJ and the latter became the surviving entity resulting in the change of name from Sun & Surf Inc. to IJJ Corporation.

3.       NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONT'D)

         a) Nature of Business (Cont'd)

         Upon completion of the reincorporation, each of the company's shareholders as of the record date of December 19, 2003 received one share of IJJ common stock for each issued and outstanding share of SSI's common stock. Each share of IJJ common stock owned by SSI was cancelled.

         Each share of SSI common stock issued and outstanding immediately prior to the merger was cancelled without any merger consideration. All liabilities and obligations of SSI that were not discharged will become the liabilities and obligations of IJJ. As a result of the reincorporation, SSI ceased its corporate existence in the State of New York.

b)       Basis of Accounting Presentation

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


4.       ACCOUNTS RECEIVABLE

         The Company has entered into credit facility agreement with Action Capital Corporation ("ACC"). Under this agreement, ACC would provide advances of up to 85% of MSSI's acceptable accounts receivable that are assigned to ACC. These accounts receivables are sold with recourse against the Company. Consequently, the Company is contingently liable for any amounts advanced by ACC for accounts receivable sold and assigned that are subsequently considered uncollectible.


4.       ACCOUNTS RECEIVABLE (CONT'D)

         The accounts receivable balance, therefore, must be read in conjunction with accounts receivable factoring liability balance which represents the total invoices sold and assigned to ACC. As of July 31, 2004, net advances from ACC amounted to $912,988.

         In addition to the liens on the Company's accounts receivable, the financing facility is secured also by personal guarantees of its major shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.

5.       PROMISSORY NOTES PAYABLE
                                                                                       At              At
                                                                                     July 31       October 31
                                                                                       2004            2003
                                                                                    ----------     ----------

An  unsecured  note with  interest  rate of 15% per  annum (5% prior to  October
31,2003) payable to a private lender with restructured maturity date of June 22,
2004 and is currently payable on demand.
MSSI is in the process of renegotiating this note with the lender to restructure
an extension of the maturity date.                                                  $  100,647     $  250,000

Partial advances of a $250,000 convertible  promisory note payable to a minority shareholder.  The note bears interest rate at 6% per annum and payable on demand after  December  30,  2005.  Conversion  of the unpaid  principal  and  interest balances into the Company's common stock shares is excercisable at the option of the Company  during the period  commencing  30 days prior to the demand date and
based on the closing price of the common stock on that conversion date.                110,000            -0-

A convertible  promisory  note payable to a private lender with maturity date of
December  30,  2005 with an  interest  rate of 6% per annum.  Conversion  of the unpaid principal and interest balances into the Company's common stock shares is excercisable at the option of the Company  anytime during the period  commencing
30 days prior to the demand  date and based on the  closing  price of the common
stock on that conversion date.                                                          90,000            -0-

A note payable to a trade  supplier,  non-interest  bearing,  payable in monthly installments  of $20,000 with a final payment of $23,188 on August 19, 2004. The note resulted from a conversion of accounts  payable  totaling  $113,188 owed to the  supplier as of March 01,  2004.  MSSI missed two payments for June and July
2004 and is in the process of renogiating this note for an extension of maturity
date.                                                                                   63,188            -0-
                                                                                    ----------     ----------
TOTAL NOTES PAYABLE                                                                    363,835        250,000
LESS CURRENT PORTION                                                                   163,835        250,000
                                                                                    ----------     ----------
NOTES PAYABLE - LONG TERM                                                           $  200,000     $     --
                                                                                    ==========     ==========

6.       CAPITAL STOCK

         Prior to the reverse acquisition (see note 3), the company effected a forward-split of common stock on the basis of ten shares for each share issued and outstanding. As part of the reverse acquisition, 43,102,500 shares owned by certain shareholders were redeemed without any consideration and then cancelled following the closing of the stock exchange.

7.       ECONOMIC DEPENDENCY AND CONCENTRATION OF CREDIT RISKS

         The Company's revenues are derived from sales of goods and services to the different departments of various government agencies. The loss of these customers could have a material adverse effect on operations. The majority of the company's receivables as of July 31, 2004 and October 31, 2003 represent sales to these customers. The company's receivables are unsecured and are generally due in 30 days.


8.       STOCK OPTION PLAN

         At the Annual Meeting of shareholders held on February 17, 2004, the Company's shareholders approved the adoption of the IJJ Corporation 2004 Stock Option Plan. Eligible participants under the plan include key employees, directors and advisors of the Company and its subsidiaries. The options are not assignable or transferable and will expire in ten years after the grant date. The purchase price of the common shares under the plan must be equal to the fair market value of the Company common stock at the time the option is granted or higher as may be determined by the Plan Committee or the Board of Directors at the time of grant. The maximum aggregate number of shares of common stock that may be issued and sold under the plan is 10,000,000. The maximum aggregate number of shares issued under the plan during any given year must not exceed 10% of the total outstanding shares of the company during such calendar year.

9.       SUBSEQUENT EVENTS

         A. Intent to Acquire Voyage Data Corporation.

         On June 1, 2004, IJJ entered into a definitive letter of intent to acquire Voyage Data Corporation ("Voyage Data"), a Florida based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. IJJ will acquire all of the outstanding shares of Voyage Data for a value of $2.1 million, which consideration shall be a combination of 2,175,000 IJJ's common stock and a $1,000,000 promissory note secured by the assets of Voyage Date. The note will be payable in 20 quarterly installments of $50,000. The purchase closing date is anticipated to take place after the third quarter.

         As of September 10, 2004 the transaction is awaiting final legal documentation and due diligence prior to closing which is anticipated on or before September 30, 2004. Upon completion of the transaction, Voyage Data will become a fully-owned subsidiary of IJJ Corporation. IJJ will use the acquisition to expand its current systems management and application development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace to complement MSSI's federal systems integration activities. As part of the purchase IJJ will acquire Intellectual Property, Client Reference Account, Exclusivity, and Strategic Alliances from Voyage Data.

         B. Conversion of Accounts Payable to a Note Payable:

         On August 3, 2004 the Company entered into a settlement agreement with one of its trade suppliers in which it agreed to make payments totaling $152,040 in four monthly installments of $32,000 beginning August 15, 2004 and a final payment of $24,040 on December 15, 2004. On August 15, the Company made the first scheduled payment of $32,000 resulting in the note balance of $120,040 as of September 10, 2004.

                                 IJJ Corporation
                                   Form 10-QSB
        For the Three-Month Periods Ended July 31, 2004 and July 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

         Our service contract backlog consists of existing contracts valued at approximately $5 million and represents current work being performed and future options that we anticipate will be exercised by our customers over the next four years.

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

         Sale of Accounts Receivable. We entered into an accounts receivable credit facility agreement with Action Capital Corporation ("Action Capital") of Atlanta, Georgia. Under this agreement, Action Capital provides advances of up to 85% of our accepted accounts receivable that are sold and assigned to Action Capital. These accounts receivable are sold with recourse against us. Consequently, we have contingent liability for any amounts advanced by Action Capital for accounts receivable sold and assigned that are subsequently considered uncollectible. The financing facility is secured by liens on our accounts receivable and by personal guarantees of our principal shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts assigned plus a 0.95% monthly fee of such average balance.



Results of Operations.

         The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of revenues.

                                                        For the Three-Month            For the Three-Month
                                                           Period Ended                   Period Ended
                                                               7/31/2004                    7/31/2003
                                                 $          % of Rev.          $          % of Rev.
                                            -----------    -----------    -----------    -----------
Revenue from product sales                  $   179,576           9.7%    $ 1,057,624          48.1%
Revenue from service contracts                1,681,266          90.3%      1,139,769          51.9%
                                            -----------    -----------    -----------    -----------
                 Total revenues               1,860,842         100.0%      2,197,393         100.0%
Cost of goods sold                            1,167,263          62.7%      1,441,236          65.6%
                                            -----------    -----------    -----------    -----------
                  Gross profit                  693,579          37.3%        756,157          34.4%
Operating expenses:
   General and Administrative                   879,048          47.2%        615,615          28.0%
   Depreciation                                  14,014           0.7%         12,982           0.6%
                                            -----------    -----------    -----------    -----------
            Total operating expenses            893,062          48.0%        628,597          28.6%

             Operating income (loss)           (199,483)       (10.7)%        127,560           5.8%

    Interest Income                                  96           -- %              0           -- %

    Interest Expenses and Finance Charges       (46,553)        (2.5)%        (46,238)        (2.1)%
                                            -----------    -----------    -----------    -----------
Income (loss) before Income taxes              (245,940)       (13.2)%         81,322           3.7%

Provision for (benefit from) income taxes             0           -- %         (7,779)          0.4%
                                            -----------    -----------    -----------    -----------
Net income (loss)                           $  (245,940)       (13.2)%    $    73,543           3.3%



Comparison of three-month period ended July 31, 2004 to three-month period ended July 31, 2003.

         Revenues. Our total revenues for the three-month period ended July 31, 2004 were $1,860,842, a decrease of 15 percent or $336,551, over the same period last year. Our revenue from service contracts increased 48% or $541,497 from last year, while our revenue from product sales decreased 83% or $878,048 from last year. Our revenue results for the third quarter of 2004 reflect our decreased emphasis on product sales and our strategy to concentrate primarily on growing our network-based service contract revenue base. Our service contracts provide multi-year recurring revenues at higher gross profit margins than those realized for product sales.

         Gross Profit. Our gross profit for the three-month period ended July 31, 2004 totaled $693,579, a decrease of 8% or $62,578 over the same period last year. Our gross profit was adversely impacted by the substantial reduction in our revenues from product sales.

         General and Administrative ("G&A") Expenses. Our G&A expenses for the three-month period ended July 31, 2004 totaled $879,048, an increase of 43% or $263,433, over the three-month period ended July 31, 2003. The increase in our G&A was caused primarily by several factors: 1. increased compensation and benefits of approximately $178,000 for an increase of six employees in our sales and business development staff, as well as an increase of four employees serving G&A function, and an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates from 20% to 80%; 2. increased cost for accounting, tax, legal and other outside professionals of approximately $81,000 associated with our increased financial reporting requirements and corporate governance compliance; 3. an increase of travel, meals and business development expenses of approximately $28,000 associated with our sales and marketing programs, and 4. a decrease in all other G&A of approximately $24,000 associated with office related expenses and other administrative costs.

         Interest and Bank Charges. Our interest and bank charges for the three-month period ended July 31, 2004 totaled $46,553, an increase of 1% or $315, over the three-month period ended July 31, 2003.

         Depreciation and Amortization. Our depreciation expense for the three-month period ended July 31, 2004 amounted to $14,014, an increase of 8% or $1,032 over the same period last year. Our depreciation expense increased due to purchases of furniture, computer hardware and software, and office equipment and to handle our increased employment of staff.

         Operating Income/(Loss). We had an operating loss of $199,483 for the three-month period ended July 31, 2004, as compared with an operating income of $127,560 during the same period last year. Our operating loss of $199,483 for the three-month period ended July 31, 2004 represented a decrease in profitability of $327,043 from the same period last year and was attributable principally to our lower gross profit margin of $62,578 and higher operating expenses of $264,465 associated primarily with increased general and administrative expenses.

         Provision for Income Taxes. For the three-month period ended July 31, 2004, we did not record a provision for income taxes. For the three-month period ended July 31, 2003, our provision for income taxes was $7,779, or four-tenths of one percent of our total revenues.




Results of Operations.

         The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of revenues.

                                                For the Nine-Month            For the Nine-Month
                                                   Period Ended                  Period Ended
                                                    7/31/2004                     7/31/2003
                                                 $          % of Rev.          $          % of Rev.
                                            -----------    -----------    -----------    -----------
Revenue from product sales                  $ 1,119,510          17.7%    $ 3,922,985          53.7%
Revenue from service contracts                5,225,083          82.3%      3,378,806          46.3%
                                            -----------    -----------    -----------    -----------
                 Total revenues               6,344,593         100.0%      7,301,791         100.0%
Cost of goods sold                            4,324,866          68.2%      4,943,333          67.7%
                                            -----------    -----------    -----------    -----------
                  Gross profit                2,019,727          31.8%      2,358,458          32.3%
Operating expenses:
   General and Administrative                 2,508,148          39.5%      1,626,200          22.3%
   Depreciation                                  41,301           0.7%         33,176           0.4%
                                            -----------    -----------    -----------    -----------
            Total operating expenses          2,549,449          40.2%      1,659,376          22.7%

             Operating income (loss)           (529,722)        (8.4)%        699,082           9.6

   Interest Income                                  266          --  %            386          --  %

   Interest Expenses                           (172,585)        (2.7)%       (114,220)        (1.6)%

   Recapitalization Costs                      (120,454)        (1.9)%              0          --  %
                                            -----------    -----------    -----------    -----------
Income (loss) before Income taxes              (822,495)       (13.0)%        585,248           8.0%
(Provision for) benefit from income taxes       152,625           2.4%        (42,433)        (0.6)%
                                            -----------    -----------    -----------    -----------
Net income (loss)                           $  (669,870)       (10.6)%    $   542,815           7.4%



Comparison of nine-month period ended July 31, 2004 to nine-month period ended July 31, 2003.

         Revenues. Our total revenues for the nine-month period ended July 31, 2004 were $6,344,593, a decrease of 13 percent or $957,198, over the same period last year. Our revenue from service contracts increased 55% or $1,846,277 from last year, while our revenue from product sales decreased 71% or $2,803,475 from last year. Our revenue results for the third quarter of 2004 reflect our decreased emphasis on product sales and our strategy to concentrate primarily on growing our network-based service contract revenue base. Our service contracts provide multi-year recurring revenues at higher gross profit margins than those realized for product sales.

         Gross Profit. Our gross profit for the nine-month period ended July 31, 2004 totaled $2,019,727, a decrease of 14% or $338,731 over the same period last year. Our gross profit was adversely impacted by the substantial reduction in our revenues from product sales.

         General and Administrative ("G&A") Expenses. Our G&A expenses for the nine-month period ended July 31, 2004 totaled $2,508,148, an increase of 54% or $881,948, over the nine-month period ended July 31, 2003. The increase in our G&A was caused primarily by several factors: 1. increased compensation and benefits of approximately $497,000 for an increase of four employees in our sales and business development staff, as well as an increase in four employees serving G&A function, and an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates from 20% to 80%; 2. increased cost for accounting, tax, legal and other outside professionals of approximately $191,000 associated with our increased financial reporting requirements and corporate governance compliance; 3. an increase of travel and meals of approximately $151,000 associated with our sales and marketing programs, and 4. an increase in all other G&A of approximately $43,000 associated with office related expenses and other administrative costs.

         Interest and Bank Charges. Our interest and bank charges for the nine-month period ended July 31, 2004 totaled $172,585, an increase of 51% or $58,368 over the nine-month period ended July 31, 2003. The increase of $58,368 was caused primarily from increased accounts receivable financing costs and interest expense payments associated with our notes payable.

         Depreciation and Amortization. Our depreciation expense for the nine-month period ended July 31, 2004 amounted to $41,301, an increase of 24% or $8,125 over the same period last year. Our depreciation expense increased due to purchases of furniture, computer hardware and software, and office equipment and to handle our increased employment of staff.

         Operating Income/(Loss). We had an operating loss of $529,722 for the nine-month period ended July 31, 2004, as compared with an operating income of $699,082 during the same period last year. Our operating loss of $529,722 for the nine-month period ended July 31, 2004 represented a decrease in profitability of $1,228,804 from the same period last year and was attributable principally to our lower gross profit margin of $338,731 and higher operating expenses of $890,073 associated primarily with increase of $881,948 in our general and administrative expenses.

         Recapitalization Costs. We incurred recapitalization costs of $120,454, or about two percent of our revenue, during the nine-month period ended July 31, 2004, and was due to our stock exchange transaction we completed with the shareholders of MSSI on October 6, 2003. These costs were associated primarily with legal services performed to effect the stock exchange transaction. During the nine-month period ended July 31, 2003, we did not incur any recapitalization costs.

         Provision for Income Taxes. For the nine-month period ended July 31, 2004, our provision for income taxes represented a tax benefit of $152,625, or two percent of revenues. For the nine-month period ended July 31, 2003, our provision for income taxes was $42,433, or six-tenths of one percent of our total revenues.


Liquidity and Capital Resources

Analysis of the nine-month period ended July 31, 2004

         Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations and the use of accounts receivable financing. As of July 31, 2004, we had cash and cash equivalents of $222,112, a decrease of $33,066 for the period. The decrease in cash of $33,066 resulted primarily from cash used in operations of $93,401, cash provided by investing activities of $9,690 and an increase in cash from net proceeds of promissory notes of $50,645.

         Cash Flows Used in Operating Activities. Our net cash used in operating activities was $93,401 for the nine-month period ended July 31, 2004. The decrease of $93,401 in operating cash flow was caused by the following items: our operating loss for the period of $669,870, a decrease in our income taxes payable of $164,427, and an increase of income tax receivable of $8,781. These three items accounted for an unfavorable impact to operating cash flow of $843,078, offset partially by an increase in accounts payable and accrued liabilities of $352,342, a decrease in accounts receivable and factor's holdback receivable of $230,806, an increase in deferred revenues of $105,647, depreciation expense of $41,301 and a decrease in our deferred tax assets of $19,581.

         Cash From Investing Activities. Net cash provided in our investing activities for the nine-month period ended July 31, 2004 was $9,690 and resulted from the liquidation of marketable securities in the amount of $36,160, offset partially by purchases of new fixed assets in the amount of $26,470.

         Cash Provided by Financing Activities. Net cash provided in our financing activities for the nine-month period ended July 31, 2004 was $50,645 and resulted principally from borrowings of $200,000 from two minority shareholders, offset partially by repayments on our note payable to Tazbaz Holdings Limited of $149,355.


Going Concern and Management's Plans. During our fiscal year of 2004, we incurred substantial operating losses as a result of (1) transaction costs of approximately $570,000, partially funded by debt, associated with our reverse merger transaction completed October 6, 2003 and (2) increased general and administrative costs to execute our business strategy and to establish the infrastructure necessary to handle the requirements of a publicly-held reporting company.

These operating losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit of $799,901 as of July 31, 2004. Additionally, a significant portion of the Company's notes payable and accounts payable are past due. These conditions raise serious doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

         1. Developing a more aggressive services contract revenue strategy and replacing certain of our sales and business development resources who have not achieved expected levels of revenue production;

         2. Decreasing our emphasis on low-margin product sales and pursuing only high volume sales opportunities with attractive profit margins;

         3. Cutting our general and administrative costs, and implementing process and productivity improvements that will result in the reduction of fixed and variable overhead costs;

         4.       Entering  into   negotiations   with  our  suppliers  and  our
                  creditors for improved repayment terms;

         5. Securing less costly financing arrangements for our accounts receivable and general and corporate purposes; and,

         6. Raising additional capital through private placements of both debt and equity financings.

         We currently believe that our financial condition will improve substantially as a result of implementing these actions. Over the next twelve months, we believe that our internally generated cash flow, in combination with our planned actions previously mentioned, will be sufficient to meet our anticipated cash requirements.

         Credit Facilities. We have a $2.0 million accounts receivable financing facility with Action Capital. This facility was increased by $0.5 million in March 2004 to handle our increased accounts receivable financing needs. Under the terms of this facility, we can sell up to 85% of the value of accounts receivable in advance of payment from the customer. Interest on this facility is calculated at the prevailing bank prime rate plus 1.0% on the average daily balance of accounts receivable sold, plus 0.95% monthly fee of the said balance. The facility is secured by liens on our accounts receivable and by personal guarantees of our principals. Accounts receivable sold and assigned under this facility amounted to $912,988 and $350,560 as of July 31, 2004 and July 31, 2003, respectively.

         We issued a promissory note to a corporation controlled by one of our minority shareholders in September 2003 for receipt of $250,000.The note is unsecured and accrues interest at the rate of 15% per annum. The loan proceeds were used for general corporate purposes and was restructured such that all remaining accrued and unpaid interest and principal was to be paid in full on June 22, 2004. We were unable to fully repay the loan on the due date, and the outstanding principal balance on the note was $100,647 as of July 31, 2004. We are in discussions with the lender to restructure an extension of the maturity date.

         On December 15, 2003, we signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first of which was received on the same day for $25,000. On April 30, 2004 we received a second installment in the amount of $85,000. The total outstanding loan balance as of July 31, 2004 was $110,000. The loan is payable on demand anytime after December 30, 2005 ("demand date"). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

         On April 30, 2004, we signed a $100,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds will be delivered in installments, the first of which was received on the same day for $90,000. The loan is payable on demand anytime after December 30, 2005 ("demand date"). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

         On March 1, 2004, we issued a promissory note to one our suppliers, Ingram Micro Incorporated ("Ingram"), in the amount of $113,188 to cover our past due accounts payable balance. The note is non-interest bearing, and as of July 31, 2004, the outstanding balance on this note was $63,188. The note expires on August 19, 2004, at which time, any outstanding amounts shall become due and payable.

         Subsequent Events.

         As  referred  to  in  Note  9 to  our  interim  consolidated  financial statements, on June 1, 2004, we entered into a definitive letter of intent to acquire Voyage Data Corporation ("Voyage Data"), a Florida-based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. The terms of the transaction involve the acquisition of all of the outstanding shares of Voyage Data for a value of $2.1 million in a combination of stock and debt. Upon completion of the transaction, which is anticipated during our fourth quarter of 2004, Voyage Data will become a wholly-owned subsidiary of IJJ Corporation ("IJJ"). IJJ also owns a federal systems integrator, Management Solutions and Systems, and will use the acquisition to expand its current systems management and development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace.

         In regards to our note payable to our supplier, Ingram Micro, we were unable to fully repay the remaining outstanding balance of $63,189 by the due date of August 19, 2004. As a result we have entered in discussions with Ingram Micro to restructure the payment terms and maturity date.

         On August 3, 2004 we entered into a settlement agreement regarding a past due accounts payable balance with another of our trade suppliers, NCS Computers, whereby we issued a promissory note requiring payments totaling $152,040. The note is unsecured, has no interest rate and becomes fully due on December 15, 2004.

                       Payments Due by Period (in dollars)

Contractual Cash                     Less than                         After
Obligations                 Total     1 Year   1-3 Years  4-5 Years   5 Years
-----------------------  ---------  ---------  ---------  ---------  ---------
Short-term debt          $ 363,835  $ 163,835  $ 200,000  $       0  $       0
-----------------------  ---------  ---------  ---------  ---------  ---------
Operating Leases           163,800     42,600    121,200  $       0  $       0
-----------------------  ---------  ---------  ---------  ---------  ---------
Total Contractual Cash
Obligations              $ 527,635  $ 206,435   $321,200  $       0  $       0
-----------------------  ---------  ---------  ---------  ---------  ---------


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

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

         The Company was not a party to any legal proceedings during the six-month period ended July 31, 2004.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                        16
(a)     Exhibits

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


                                                            IJJ Corporation

Dated:  September 20, 2004                                  By: /s/Clifford Pope
                                                            --------------------
                                                            Clifford Pope,
                                                            President