Form 10KSB
period 2004-10-31
IJJ CORP
filed 2005-03-03
CIK 1163968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FROM THE TRANSITION PERIOD FROM ______ TO ______ COMMISSION FILE NUMBER: 333-65768

IJJ Corporation (Formerly Sun & Surf, Inc.) (Name of Small Business Issuer in Its Charter)

Delaware	11-3619828
(State of incorporation)	(I.R.S. Employer Identification No.)
8540 Ashwood Drive, Capitol Heights, Maryland	20743
(Address of principal executive offices)	(Zip Code)
(301) 324-4992
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Title	Name of Exchange
Common Stock, par value $0.001 per share	None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenue for its most recent fiscal year was $8,035,694.

As of December 31, 2004, 21,530,000 shares of the Issuer’s $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $1,076,500 based upon a closing bid price on December 31, 2004 of $0.05 per share of common stock on the OTC Bulletin Board.

PART I	2
ITEM 1. BUSINESS	2
History	2
Description of Sun & Surf Inc.	3
Description of Business of MSSI	3
Employees	4
Business and Industry Overview	4
Competition	4
Government Regulation	5
Sources of Revenue	5
Service Contracts	5
Products Orders	6
Material Contracts Awarded to MSSI	6
Material Contracts Terminated by Our Customers	7
Substantial Customers	7
Future Commitments	7
Proprietary Products and Intellectual Property	7
Our Growth Strategy	7
Acquisition of Voyage Data Corporation	8
Other Material Agreements	8
RISK FACTORS	9
Business Risks	9
Risks Related to Our Common Stock	10
ITEM 2. PROPERTIES	12
ITEM 3. LEGAL PROCEEDINGS	12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
PART II	12
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS	13
Company and Industry Overview	13
Critical Accounting Policies	14
Results of Operations	14
Comparison of twelve-month period ended October 31, 2004 to twelve-month period ended October 31, 2003	15
Liquidity and Capital Resources	16
Subsequent Events	18
Use of Estimates and Certain Significant Estimates	19
Forward Looking Statements	19
ITEM 7. FINANCIAL STATEMENTS	19
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	19
ITEM 8A. CONTROLS AND PROCEDURES	19
PART III	20
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	20
ITEM 10. EXECUTIVE COMPENSATION	20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	20
Statements filed as part of this Report:	20
Exhibits	20
Reports on Form 8-K	20
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

- i -

PART I
ITEM 1. BUSINESS

History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report on Form 10-KSB to the terms, “Company”, “IJJ”, “SSI”, “we”, “our”, or “us” shall mean IJJ Corporation, Sun & Surf, Inc. and our wholly-owned subsidiary, Management Solutions and Systems, Inc. (“MSSI”).

IJJ Corporation’s (‘IJJ”) predecessor company was Sun & Surf Inc. (“SSI”), a public corporation that was incorporated in the State of New York on November 30, 2000. SSI was a seller of sporting goods, apparel and accessories and a consultant to retailers and wholesalers in the action sports industry.

Management Solutions & Systems Incorporated (“MSSI”) is an information technology consulting firm incorporated in the State of Maryland in 1997. Its principal activities are the sale of computer products, design and development of computer systems, and systems technical support.

On October 6, 2003, SSI entered into a Securities Exchange Agreement with MSSI (the “Stock Exchange”). In exchange for the acquisition of the 100% interest in MSSI, the shareholders of MSSI were issued a total of 15,000,000 common shares of SSI. Following the share exchange, the former shareholders of MSSI hold 69.67% of the 21,530,000 shares of common stock of SSI. Consequently, even though SSI is the legal acquirer, this transaction was treated as an acquisition of SSI by MSSI.

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

Upon completion of the Stock Exchange, we decided to cease SSI operations and only carry on the business of MSSI. All of our business operations are conducted through MSSI. Prior to the Stock Exchange, there were no material relationships between SSI and MSSI, or any of the parties’ respective affiliates, directors or officers, or any associates of their respective officers or directors.

There were no preferred shares, warrants or options as of acquisition date.

Recapitalization costs of $120,454 and $453,600 consisting of legal and management consultancy fees were incurred as of October 31, 2004 and 2003, respectively, relating to the reverse acquisition.

At the Annual Meeting of Shareholders held on February 17, 2004, SSI’s shareholders approved the change of company name to IJJ and reincorporation of the company in the State of Delaware. IJJ was incorporated in the State of Delaware on December 17, 2003 with the intention of re-domiciling SSI from the State of New York to the State of Delaware. The reincorporation is effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by SSI and IJJ on December 18, 2003. The merger took effect upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware on February 18, 2004 and February 17, 2004, respectively. In accordance with the Merger Agreement, SSI merged with and into IJJ and the latter became the surviving entity resulting in the change of name from Sun & Surf Inc. to IJJ Corporation.

At the Annual Meeting of Shareholders held on February 17, 2004, SSI’s shareholders approved the adoption of a new stock option plan (the “Plan”). Eligible participants under the Plan include key employees, directors and advisors of the company and its subsidiaries. The options are not assignable or transferable and will expire ten years after the grant date. The purchase price of the common shares under the Plan must be equal to the fair market value of the company common stock at the time the option is granted or higher as may be determined by the Plan Committee or the Board of Directors at the time of grant. The maximum aggregate number of shares of common stock that may be issued and sold under the Plan is 10,000,000. The maximum aggregate number of shares issued under the Plan during any given year must not exceed 10% of the total outstanding shares of the company during such calendar year.

Description of Sun & Surf Inc.

SSI was incorporated as a New York corporation on November 30, 2000. SSI was a seller of sporting goods, apparel and accessories retail/wholesale and a consultant to retailers and wholesalers in the action sports industry. After the Stock Exchange, SSI discontinued its previous business and carried on the business of MSSI only. On August 27, 2003, SSI declared a dividend payable in shares of its wholly owned subsidiary, Surf Franchise Inc., on the basis of one share of common stock of the subsidiary in respect of each outstanding share of SSI, adjusted to give effect to the ten-for-one split. The record date for determining holders entitled to receive the dividend was September 8, 2003. As a result of this dividend, we no longer have any ownership interest in Surf Franchise Inc.

Description of Business of MSSI

MSSI was originally established in 1997, and presently provides information technology (“IT”) services and products, computer software and hardware sales, network operation and design, systems analysis and deployment, and business process consulting services to Federal, state and local governments, including military and civil agencies. Our corporate headquarters is located in Capitol Heights, Maryland.

We offer IT services in the following areas:

•	Enterprise Management Implementation and Sustainment services for Computer Associates (“CA”) Unicenter Suite of solutions

•	Customer Relationship Management (“CRM”) and Call Center Management Services

•	Customized Training solutions that can incorporate new technologies such as web broadcasting, virtual class rooms and multi media

•
IT Management Services such as Business Process Re-Engineering (“BPR”), Requirements Analysis, Strategic Planning, and Independent Verification and Validation (“IV&V”) and other Pre-Implementation Services.

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

Employees

Currently, our total employment is 78, which includes six contractors. We have a total of 50 employees/contractors, who provide technical support and operational services at various contract sites principally in the Washington, D.C. area and in locations around the United States. The remaining 28 employees/contractors perform executive, business development and administrative functions. We are not a party to any collective bargaining agreement with a labor union, and we believe relations with our employees are good.

Business and Industry Overview

According to an initial analysis of President Bush’s Administration’s 2006 Budget to Congress performed by FSI, a Washington, DC-area management consulting group, President Bush’s proposed fiscal year 2006 Information Technology IT Budget of $65.2 billion represents more than a 7% growth rate relative to the prior fiscal year. A four year view shows that the Federal IT budget has experienced a compound annual growth rate (“CAGR”) of 5.5% over four years (from FY2003 through FY2006). “This is not unexpected, and represents healthy growth for IT for the Federal Government, considering that the top line budgets of many agencies are dropping or funded below requested,” said Karen Wilson, vice president, consulting for FSI. “The IT portions of this budget are growing, which is good news for the industry.”

According to INPUT, a provider of high quality and in-depth government market insight and analysis based in Reston, Virginia, states in its recent “Federal IT Market Forecast, FY 2004-FY 2009” report, that the Federal market demand for vendor-furnished information systems and services will increase from $58.6 billion in FY 2004 to $80.7 billion in FY 2009 at a CAGR of 6.6%. INPUT’s Federal Market Forecast, FY 2004-FY 2009 is a comprehensive analysis of the Federal IT market for information technology. Produced by INPUT as a part of its Federal Market Program, this report provides vendors and other interested parties with a detailed view of Federal spending and market forecasts for the next five years.

Competition

The General Accounting Office in its report of February 2003, titled Contracting for Information Technology Services, reported that the distribution of Federal spending for IT services in fiscal year 2001 was to 2,167 small businesses, 635 medium companies, and 281 large companies. We are considered a small business.

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

The larger IT firms doing business with the government have extensive resources to pursue and obtain contracts. There are a large number of contracts, however, being awarded by the Federal government. We believe that we have demonstrated our ability to effectively bid and be awarded government awarded contracts.

We believe that government contractors tend to focus on bids with specific agencies and become comfortable dealing within those agencies. We believe this tendency means we will consistently encounter certain competitors at a given agency. For these reasons, we do not expend much effort devising strategies against our competitors.

Government Regulation

We are subject to numerous Federal, state and local regulations. The most significant source of regulations is the Federal Acquisition Regulation (“FAR”) which defines the laws and regulations that we must observe applicable to the formation, administration and performance of Federal government contracts. Any company selling to the Federal government must comply with the FAR or may face penalties or disbarment from doing business with the Federal government.

Sources of Revenue
SALES FROM SERVICES
	No. of Sales	Total Value (in millions)	% of Sales	Largest Order Value	Actual Receipts (in millions)
May 1, 2002 - April 30, 2003 Total Service Sales	6	$3.8	44%	$1,516,851	$3.8
May 1, 2003 - October 31, 2003 Total Service Sales	3	$2.7	59%	$586,560	$2.7
November 1, 2003 - October 31, 2004 - Total Service Sales	21	$6.7	83%	$1,921,450	$6.7

SALES FROM PRODUCTS
	No. of Sales	Total Value (in millions)	% of Sales	Largest Order Value	Actual Receipts (in millions)
May 1, 2002 - April 30, 2003 Total Product Sales	181	$4.8	56%	$379,000	$4.8
May 1, 2003 - October 31, 2003 Total Product Sales	68	$1.9	41%	$299,475	$1.9
November 1, 2003 - October 31, 2004 - Total Product Sales	109	$1.4	17%	$167,074	$1.4

Service Contracts

Our contracts are primarily negotiated on either a fixed-price basis or a time-and-materials basis. For our time-and-materials contracts we charge our customers a fixed hourly rate for each hour of service provided. The skills and rates used are similar to those established in our GSA Schedule Contract No. GS-35F-5347H (the “GSA Contract”) held with the GSA. The GSA Schedule is a Federal government contract managed by GSA. Any agency or department of the Federal government may purchase goods and services by using this contract. Any vendor can apply for a GSA schedule, which when awarded would allow publication of the vendor’s products and services targeted for sale to agencies of Federal, state and local governments. Many Federal agencies use this contract to purchase goods and services.

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

Material Contracts Awarded to MSSI

Army Medical Command - Walter Reed Army Medical Center - Directorate of Information Management (“DOIM”) - Our projects under this work order include database administration, Internet/intranet application development for Army medical support program requiring the utilization of the Integrated Clinical Data Base (“ICDB”) and the Composite Health Care System (“CHCS”) resources. Our on-site system development team provides project research, data mining, data filtering, and the conversion of legacy applications, which includes project management of task assignments issued to the Directorate of Information Management (“DOIM”). The core environment is Oracle WEB, Oracle DB, SQL-Server and Active Server Page (“ASP”).

The initial period of performance for this contract was from October 2002 to September 2004, with a total contract value of $2,914,114.43. This contract was modified and extended to reflect a period of performance of October 2004 to June 2005 with a value of $1,281,866.00. The total value of this contract is $4,195,980.43.

The U.S. Department of Housing and Urban Development (“HUD”) - We designed, developed, and implemented a call center to provide a service desk solution for HUD’s Office of Public and Indian Housing Authority (PIH). The call center identifies, tracks and resolves issues associated with the Public and Indian Housing Information Center (PIC) system. Our call center staff provides support to a national user base. In addition to providing call center implementation and management services, we provide project management consulting, legislative compliance maintenance, and end-user training services to HUD’s PIH personnel.

Totals for the HUD contracts are as follows:

Start Date - July 2002
Completed Portion - July 2002 to June 2003	$1,182,669.48
Current Portion - July 2004 to June 2005	$1,829,712.00

This contract called for a one-year base period running from July 2002 to June 2003, with a series of two one-year extension options. HUD exercised each option, and intends to re-compete the contract prior to the June 2005 completion. As the incumbent contractor, we are confident of our prospects for retaining this business.

Anteon Corporation (“Anteon”) - We provide hardware, operating systems and feature set licensing, telecommunications infrastructure, engineering services, operations services, planning services and management of delivery of application hosting, management and deployment services to build out and operate one or more classified Data Centers. The services we provide Anteon on this contract are in direct support of the implementation of Data Centers for the United States Army Reserves. The contract was awarded on September 1, 2003, included two option years and the initial one-year period of performance was valued at $841,000. The second option year was exercised in fiscal 2004. The total contract value, including the two option years, is valued at $2,523,000.

The U.S. Department of Justice - Drug Enforcement Administration (“DEA”) - We are providing a staff of 15 employees around DEA offices nationwide to provide state-of-the-art inventory data control services. The DEA inventory support tasks include analyzing and reconciling property records, editing data, making corrections, keying into DEA’s Fixed Asset Subsystem (FAS), assisting with inventory, and performing similar duties as assigned. This contract is valued at $1,036,000 for a period of performance from January 2005 - December 2005. MSSI was selected based on its considerable experience in staffing and managing on-site functions at various Federal agencies across the United States.

Material Contract Terminations

Sergeant at Arms of the United States Senate (“SAA”) - On June 1, 2004, we were awarded a fixed-price contract by the SAA to design and build a new software application referred to as Print Management and Accounting System (“PMAS”). The SAA is responsible for providing a number of administrative support services to the offices of the U.S. Senate. Many of these services are regulated by statute and include the preparation of franked mail, printing and graphic services and the storage and distribution of documents for official U.S. Senate use. The period of performance was to be October 2004 to September 2005 with a contract value of $975,200.

On February 10, 2005, the SAA exercised its option to terminate the contract. The basis for their termination was that we did not make a satisfactory performance of the initial deliverable as specified in the PMAS Preliminary Design and Requirements Validation. We have ceased all work under the contract, and we are in discussions with the SAA to be paid for the value of our services provided which amounted to $75,612.80.

Substantial Customers

During the period November 1, 2003 through October 31, 2004, we derived a substantial proportion of our sales from three agencies of the Federal government. Those sales were generated through multiple contracts with each agency. Individually these contracts do not represent significant business, but collectively they make our relationship with each agency material. The chart below illustrates the distribution.

SUBSTANTIAL AGENCY CUSTOMERS
	No. of Contracts	Total Approximate Value	Largest Order	% of 2004 Business
Total Army Customers	13	$4,300,000	$2,457,377	54%

Total HUD Customers	15	$2,025,000	$1,921,450	25%

Total USAF Customers	12	$500,000	$167,074	6%

Future Commitments

Our contract backlog consists of contracts valuing approximately $5.5 million, which is based on amounts actually obligated by a client for payment of goods and services, and unfunded backlog, which is based upon management’s estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period or at all.

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

•
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

•
Seeking growth opportunities in new business verticals. This strategy will include the private sector as well as other government sectors which management believes represents a forward growth opportunity that is currently not being addressed.

•
Strategic growth opportunities. This may include strategic partnerships, alliances and strategic acquisitions which would leverage our current relationships, and expand our offering with various government agencies. Currently, due to limited access to the capital markets, management has not yet executed a strategic acquisition.

Intent to Acquire Voyage Data Corporation.

In June, 2004, the company’s Board of Directors approved the issuance of a definitive letter of intent (“LOI”) to acquire Voyage Data Corporation ("Voyage Data"), a Florida based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. The company would acquire all of the outstanding shares of Voyage Data for a value of $2,000,000, which consideration shall be a combination of 2,175,000 of the company's common stock and a $1,000,000 promissory note secured by the assets of Voyage Data. The note would be payable in 20 quarterly installments of $50,000.The LOI was issued June 1, 2004, and the closing date for the transaction was anticipated to take place on or before September 30, 2004. Upon completion of the transaction, Voyage Data would become a wholly-owned subsidiary of the company. The company would use the acquisition to expand its current systems management and application development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace to complement the company's Federal systems integration activities. As part of the purchase, the company will acquire Intellectual Property, Client Reference Account, Exclusivity, and Strategic Alliances from Voyage Data.

On October 18, 2004, the company’s Board of Directors approved a resolution calling for a delay in making a decision as to proceed or not to proceed with the transaction to allow more time to complete its due diligence process and to seek terms and conditions in the deal that would be more favorable to the company. The company would resume consideration of the transaction after March 31, 2005.

The costs related to the acquisition that were incurred during the twelve-month period ended October 31, 2004 totaled $107,000, and were comprised of a good faith deposit of $50,000, legal fees of $40,000 and miscellaneous expenses of $17,000.

Other Material Agreements

We have a $2.0 million financing facility with Action Capital Corporation of Atlanta, Georgia. Under the terms of this facility we can sell accounts receivable up to 85% of their value in advance of payment from the customer. Interest on this facility is calculated at prime rate plus one percent on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee on said balance. The facility is secured by liens on MSSI’s accounts receivable and by personal guarantees of its principals.

We issued a promissory note to a corporation controlled by a minority shareholder for receipt of $250,000. The loan proceeds were used for general corporate purposes and the loan was restructured such that all remaining accrued and unpaid interest and principal was to be paid in full on June 22, 2004. The interest rate is 15% per annum, compounded annually. We were unable to fully repay the loan on the due date, and the outstanding principal balance on the note was $100,800 as of October 31, 2004. We are in discussions with the lender to restructure an extension of the maturity date.

On December 15, 2003, we signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds were to be delivered in installments, the first of which was received on the same day for $25,000. On April 30, 2004 we received a second installment in the amount of $65,000. On June 22, 2004, we received a third installment in the amount of $20,000. The total outstanding loan balance as of October 31, 2004 was $110,000. The loan is payable on demand anytime after December 30, 2005 (“demand date”). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

On April 30, 2004, we signed a $100,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds were to be delivered in installments, the first of which was received on the same day for $90,000. The loan is payable on demand anytime after December 30, 2005 (“demand date”). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

RISK FACTORS

The Company operates in a competitive environment. Our business encounters, among others, the following primary risk factors:

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

Our continued success depends to a substantial degree on our ability to recruit and retain the technically skilled personnel we need to serve our clients effectively. Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Accordingly, our employees are our most valuable resource. Competition for skilled personnel in the IT services industry is intense, and technology service companies often experience high attrition among their skilled employees. There is a shortage of people capable of filling these positions and they are likely to remain a limited resource for the foreseeable future. Recruiting and training these personnel require substantial resources. Our failure to attract and retain technical personnel could adversely affect our business by increasing our costs of performing our contractual obligations, reducing our ability to efficiently satisfy our clients’ needs, limiting our ability to win new business and constraining our future growth.

Risks Related to Our Common Stock

The liquidity of our common stock is affected by its limited trading ability.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “IJJP.” There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to “penny stock.”

The Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. Our common stock is currently subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which generally include institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

Our common stock will likely be subject to substantial price and volume fluctuations.

The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

•	our quarterly operating results;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our introduction of new facilities;

•	future sales of our common stock by us or selling stockholders;

•	changes in general market or economic conditions;

•	announcements of legislative or regulatory change; and

•
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

ITEM 2. PROPERTIES

We lease our principal corporate office located at 8540 Ashwood Drive, Capitol Heights, Maryland 20743. The lease expires February 28, 2007. We currently pay a base rent of approximately $60,000 per year under the lease, which will increase to approximately $63,000 per year during the final year of the lease term.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-KSB, there is no material proceeding as to which any director, officer, affiliate or stockholder of the Company is a party adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended October 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders. As of February 11, 2005 we had 24 stockholders of record and our common stock had a closing bid price of $0.04 per share and a closing ask price of $0.04 per share.

The Company’s common stock is quoted on the OTC Bulletin Board under symbol “IJJP.” The Company’s common stock was first quoted on the OTC Bulletin Board on June 5, 2003 under the symbol of its predecessor company “SSRF”. Prior to that time, no trading in the Company’s common stock occurred. Therefore, historical price information for the Company’s common stock for the fiscal year ended October 31, 2002 is not available. The chart below provides historical price information for the fiscal year ended October 31, 2004:

Fiscal Year Ended October 31, 2004	Common Stock
	High	Low
First Quarter	$.70	$.60
Second Quarter	$.50	$1.24
Third Quarter	$.45	$.32
Fourth Quarter	$.10	$.23

Subsequent Period (November 1, 2004 through February 11, 2005)	$.05	$.04

The source for the high and low closing bids quotations is http://finance.yahoo.com/ and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Dividends. We have never declared or paid any cash dividends, and except for the distribution of the common capital stock of Surf Franchise, Inc., have made no distributions of our or our subsidiaries’ common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those discussed under “Business -Risk Factors” and elsewhere in this report.

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

Our service contract backlog consists of existing contracts valued at approximately $5 million and represents current work being performed and future options that we anticipate will be exercised by our customers over the next two years.

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

Sale of Accounts Receivable. We adopted the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Trade accounts receivable sold are removed from the balance sheet at the time of sale. We entered into an accounts receivable credit facility agreement with Action Capital Corporation (“Action Capital”) of Atlanta, Georgia. Under this agreement, Action Capital provides advances of up to 85% of our accepted accounts receivable that are sold and assigned to Action Capital. These accounts receivable are sold with recourse against us. Consequently, we have contingent liability for any amounts advanced by Action Capital for accounts receivable sold and assigned that are subsequently considered uncollectible. The financing facility is secured by liens on our accounts receivable and by personal guarantees of our principal shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold and assigned plus a 0.95% monthly fee of such average balance.

Results of Operations.

The following table sets forth the results of operations for the periods presented expressed in U.S. dollars and as a percentage of total revenues.

	For the Twelve-Month Period Ended 10/31/2004		For the Twelve-Month Period Ended 10/31/2003
	$	% of Rev.	$	% of Rev.

Revenue from product sales	$$1,352,252	16.8%	$4,771,162	49.0%
Revenue from service contracts	6,683,442	83.2%	4,963,283	51.0%

Total revenues	8,035,694	100.0%	9,734,445	100.0%
Costs of revenue	5,389,635	67.1%	6,617,377	68.0%

Gross profit	2,646,059	32.9%	3,117,068	32.0%
Operating expenses:
Selling, general and administrative	3,590,320	44.7%	2,459,029	25.3%
Interest and bank charges	267,737	3.3%	142,538	1.5%
Depreciation	55,545	0.7%	46,158	0.5%

Total operating expenses	3,913,602	48.7%	2,647,725	27.2%

Net (Loss) Income From Operations	(1,267,543)	(15.8)%	469,343	4.8%
Recapitalization costs	(120,454)	(1.5)%	(453,606)	(4.7)%

Net income (loss) before income taxes	(1,387,997)	(17.3)%	15,737	0.1%
Provision for (benefit from) income taxes	152,625	1.9%	(13,950)	(0.1)%

Net income (loss) after income taxes	$(1,235,372)	(15.4)%	$1,787	-%

Comparison of twelve-month period ended October 31, 2004 to twelve-month period ended October 31, 2003.

Revenues. Our total revenues for the twelve-month period ended October 31, 2004 were $8,035,694, a decrease of 17% or $1,698,751, over the same period last year. Our revenue from service contracts increased 35% or $1,720,159 from last year, while our revenue from product sales decreased 72% or $3,418,910 from last year. Our revenue results for the total year of 2004 reflect our decreased emphasis on product sales and our strategy to concentrate primarily on growing our network-based service contract revenue base. Our service contracts provide multi-year recurring revenues at higher gross profit margins than those realized for product sales.

Gross Profit. Our gross profit for the twelve-month period ended October 31, 2004 totaled $2,646,059, a decrease of 15% or $471,009 over the same period last year. The decrease in our gross profit was driven by lower revenues from our product sales, and was offset partially by the increase profit margin on our increased service revenues.

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses for the twelve-month period ended October 31, 2004 totaled $3,590,320 an increase of 46% or $1,131,291, over the twelve-month period ended October 31, 2003. The increase in our G&A was caused primarily by several factors: 1. increased compensation and benefits of approximately $536,000 for an increase of four employees in our sales and business development staff, as well as an increase in four employees serving a general and administrative function, and an increase in employee benefits paid due to an increase in our employee health insurance co-pay rates from 20% to 80%; 2. increased cost for accounting, tax, legal and other outside professionals of approximately $272,000 associated with our increased financial reporting requirements, corporate governance compliance, and our acquisition and capital fundraising activities; 3. an increase of travel and living of approximately $212,000 associated with primarily our sales and marketing programs, 4. an increase in our reserve for bad debts totaling $92,000 associated principally with one of our service contract customers for $75,000 and other miscellaneous uncollectible accounts of $17,000, and 5. an increase in our all other general and administrative costs of approximately $19,000 associated with office related expenses and other administrative costs.

Interest and Bank Charges. Our interest and bank charges for the twelve-month period ended October 31, 2004 totaled $267,737, an increase of 88% or $125,199 over the twelve-month period ended October 31, 2003. The increase of $125,199 was caused primarily from our increased accounts receivable financing costs and interest expense payments associated with our notes payable.

Depreciation and Amortization. Our depreciation expense for the twelve-month period ended October 31, 2004 amounted to $55,545, an increase of 20% or $9,387 over the same period last year. Our depreciation expense increased due to purchases of furniture, computer hardware and software, and office equipment to handle our increased employment of staff.

Net (Loss) Income from Operations. We had an operating loss of $1,267,543 for the twelve-month period ended October 31, 2004, as compared with operating income of $469,343 during the same period last year. Our operating loss of $1,267,543 for the twelve-month period ended October 31, 2004 represented a decrease in profitability of $1,736,886 from the same period last year and was attributable principally to our higher SG&A expenses of $1,131,291, our lower gross profit margin of $471,009, our increased interest expense and bank charges of $125,199, and our increased depreciation expense of $9,387.

Recapitalization Costs. We incurred recapitalization costs of $120,454, or about two percent of our revenue, during the twelve-month period ended October 31, 2004. These costs were associated primarily with legal and other professional services performed to effect the stock exchange transaction with the shareholders of MSSI on October 6, 2003. During the twelve-month period ended October 31, 2003, we incurred recapitalization costs of $453,606 or five percent of our revenue, and was also due to our stock exchange transaction completed with the shareholders of MSSI on October 6, 2003. A total of $415,000 was paid for management advisory services and $38,606 was paid for legal and other professional services.

Provision for Income Taxes. For the twelve-month period ended October 31, 2004, we recorded a benefit from income taxes of $152,625 as compared with a provision for income taxes of $13,950 for the same period last year.

Liquidity and Capital Resources

Analysis of the twelve-month period ended October 31, 2004

Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations and the use of accounts receivable financing. As of October 31, 2004, we had cash and cash equivalents of $171,972, a decrease of $83,206 for the period. The decrease in cash of $83,206 resulted primarily from net cash used in operations of $305,878, and was offset partially by net cash provided by financing activities of $219,028 and net cash provided by investing activities of $3,644.

Cash Flows Used in Operating Activities. Our net cash used in operating activities was $305,878 for the twelve-month period ended October 31, 2004. The decrease was caused primarily by our operating loss for the period of $1,235,372 and a decrease in our income tax liabilities of $164,427; offset partially by decreases in accounts receivable and factor’s holdback accounts receivable of $691,867, increases in trade accounts payable and accrued liabilities of $286,695 and the increase of cash provided by the net of all other operating items of $115,359.

Cash From Investing Activities. Net cash provided by our investing activities for the twelve-month period ended October 31, 2004 was $3,644 and resulted from the net liquidation of marketable securities in the amount of $30,115, offset partially by purchases of new fixed assets in the amount of $26,471. We realized a loss in the amount of $6,035 from the liquidation of our marketable securities.

Cash Provided by Financing Activities. Net cash provided in our financing activities for the twelve-month period ended October 31, 2004 was $219,028 and resulted from borrowings of $200,000 from two minority shareholders, and the issuances of promissory notes in the amount of $168,228 to two of our trade suppliers; offset partially by repayments on our note payable to another minority shareholder of $149,200.

Management’s Plan to mitigate certain adverse financial conditions. As described in Note 2. to our financial statements for the twelve-month period ended October 31, 2004, our financial condition was adversely affected by three key business issues: 1. our SG&A increased by $1,131,291 or 46% for the period as we invested in new business development resources and the infrastructure necessary to handle the requirements of a publicly-held reporting entity; 2. our revenues decreased $1,698,751 or 17% for the period as we were unable to offset the decline in our product revenues with new service contract revenues; and 3. our interest expenses were up $125,199 or 88% as we increased our reliance on expensive accounts receivable factoring as our primary source of working capital.

As a result of these adverse impacts, our financial condition at October 31, 2004 resulted in a net loss from operations, a deficiency in our working capital and a deficit in our shareholder’s equity.

To address our adverse financial condition, we have begun a major restructuring of our operations which includes the followings key actions:

1.     Reductions in SG&A. We have announced a 25% reduction (7 employees) in our SG&A staff who are not directly billable to our service contracts. Following these reductions, our non-billable staff will be 21 employees. Additionally, effective March 1, 2005 we have put in place a 90-day reduction in salaries of 20% for our remaining 21 non-billable staff. Lastly, we have put in place reductions in our recurring expenses such as telephone, office supplies, consulting services, travel and living and other discretionary costs.

2.     Payment plans for our creditors. Our reductions in SG&A costs are anticipated to generate positive cash flow of approximately $75,000 per month that will be used to satisfy payment plans that we have negotiated with our creditors.

3.     Focus on generating new revenues. We have put in place a new capture management program for our business development staff that would facilitate the planning, management and tracking of our sales and business development processes. We are confident that this process will help identify pipeline opportunities for revenue growth that would be in line with our core capabilities and competencies.

4.     Less costly working capital financing. We plan to identify and secure financing arrangements for our accounts receivable and general and corporate purposes that are lower in cost and have more attractive terms than our current arrangements.

5.     Conversion of debt to equity. We plan to pursue the conversion to equity of approximately $200,000 in notes payable to two of our minority shareholders. The Company has the option to convert the unpaid principal and interest into shares of the Company’s common stock.

6.     Acquisition of new capital. We seek to raise additional capital through private placements of debt and equity financing. We are in discussion with various parties who have expressed an interest in providing capital to the company through convertible debt financings.

We currently believe that our financial condition will improve substantially as a result of implementing these actions. Over the next twelve months, we believe that our internally generated cash flow, in combination with our planned actions previously mentioned, will be sufficient to meet our anticipated cash requirements.

Credit Facilities. We have a $2.0 million accounts receivable financing facility with Action Capital. This facility was increased by $0.5 million in March 2004 to handle our increased accounts receivable financing needs. Under the terms of this facility, we can sell up to 85% of the value of accounts receivable in advance of payment from the customer. Interest on this facility is calculated at the prevailing bank prime rate plus 1.0% on the average daily balance of accounts receivable sold, plus 0.95% monthly fee of the said balance. The facility is secured by liens on our accounts receivable and by personal guarantees of our principals. Accounts receivable sold and assigned under this facility amounted to $1,283,666 and $1,242,963 as of October 31, 2004 and October 31, 2003, respectively.

We issued a promissory note to a corporation controlled by a minority shareholder for receipt of $250,000. The loan proceeds were used for general corporate purposes and the loan was restructured such that all remaining accrued and unpaid interest and principal was to be paid in full on June 22, 2004. The interest rate is 15% per annum, compounded annually. We were unable to fully repay the loan on the due date, and the outstanding principal balance on the note was $100,800 as of October 31, 2004. We are in discussions with the lender to restructure an extension of the maturity date.

On December 15, 2003, we signed a $250,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds were to be delivered in installments, the first of which was received on the same day for $25,000. On April 30, 2004 we received a second installment in the amount of $65,000. On June 22, 2004, we received a third installment in the amount of $20,000. The total outstanding loan balance as of October 31, 2004 was $110,000. The loan is payable on demand anytime after December 30, 2005 (“demand date”). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

On April 30, 2004, we signed a $100,000 Convertible Promissory Note payable to a minority shareholder. The loan proceeds were to be delivered in installments, the first of which was received on the same day for $90,000. The loan is payable on demand anytime after December 30, 2005 (“demand date”). The interest rate is 6 percent per annum, compounded annually. The conversion of the unpaid principal and interest balance into our common stock shares is exercisable at our option at any time during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on the date of conversion.

On March 1, 2004, we issued a promissory note to one our suppliers in the amount of $113,188 to cover our past due accounts payable balance. The note bears no interest. As of October 31, 2004, the outstanding balance on this note was $63,188. We have presented the lender with a revised payment plan that would that fully repay the outstanding balance by February 2006. We are in negotiations with the lender to finalize the revised payment plan.

As referred to in Note 9 to our consolidated financial statements, on June 1, 2004, we entered into a definitive letter of intent to acquire Voyage Data Corporation (“Voyage Data”), a Florida-based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. The terms of the transaction involve the acquisition of all of the outstanding shares of Voyage Data for a value of $2.1 million in a combination of stock and debt. Upon completion of the transaction, Voyage Data will become a wholly-owned subsidiary of IJJ Corporation (“IJJ”). IJJ also owns a Federal systems integrator, Management Solutions and Systems, and will use the acquisition to expand its current systems management and development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace. On October 18, 2004, the company’s Board of Directors approved a resolution calling for a delay in making a decision as to proceed or not to proceed with the transaction to allow more time to complete its due diligence process and to seek terms and conditions in the deal that would be more favorable to the company. The company would resume consideration of the transaction after March 31, 2005.

On August 31, 2004, we entered into a settlement agreement regarding a past due accounts payable balance with another of our trade suppliers, whereby we issued a promissory note requiring payments totaling $152,040. The note is unsecured, had no interest rate and was to become fully due on December 15, 2004. On January 31, 2005 we restructured the note with our creditor to provide a payment plan more in line with our ability to make timely payments. As of February 11, 2005, we agreed to make interest payments at the rate of 18 percent, per annum. The outstanding principal and interest balance is $117,770 and the entire outstanding balance is scheduled to be repaid on or before December 31, 2005.

Subsequent Events.

On November 24, 2004, we issued a promissory note to one our trade suppliers in the amount of $64,136 to cover our past due accounts payable balance. The note bears interest at the rate of seven percent per annum and calls for payments beginning December 30, 2004 and ending November 30, 2008.

On December 15, 2004, we issued a promissory note to one our trade suppliers in the amount of $11,310 to cover our past due accounts payable balance. The note bears interest at the rate of fifteen percent, per annum, and calls for payments beginning January 1, 2005 and ending August 1, 2005.

On December 28, 2004, we issued a promissory note to one our trade suppliers in the amount of $91,247 to cover our past due accounts payable balance. The note bears interest at the rate of eighteen percent, per annum, and calls for payments beginning January 18, 2005 and ending September 18, 2005.

On January 27, 2005, we issued a promissory note to one our professional services suppliers in the amount of $123,855 to cover our past due accounts payable balance. The note bears no interest and calls for payments beginning February 28, 2005 and ending December 31, 2006.

Other. The following table summarizes our contractual cash obligations at October 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in dollars)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$363,835	$163,835	$200,000	$0	$0
Operating Leases	163,800	42,600	121,200	$0	$0
Total Contractual Cash Obligations	$527,635	$206,435	$321,200	$0	$0

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

Forward Looking Statements

Some of the statements under “Business and Industry Overview”, “Our Growth Strategy” and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no reportable matters, as defined in Item 304(a) (1)(iv) of Regulation S-B, during the twelve month period ended October 31, 2004

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of October 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 9 with respect to identification of our directors will be included under the captions “Proposal 3: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2005 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or about March 1, 2005 (the “2004 Proxy Statement”).

ITEM 10. EXECUTIVE COMPENSATION

The information called for by Item 10 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Officers and Compensation” in the 2005 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 11 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 12 with respect to transactions between us and certain related entities is incorporated herein by reference to the material under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement.

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
________________

+ Previously filed as an exhibit to Form 10-KSB as filed with the Commission on February 9, 2004, and incorporated herein by reference.

* Previously filed as an exhibit to Form 10-KSB as filed with the Commission on January 21, 2003, and incorporated herein by reference.

# Previously filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on October 21, 2003, and is incorporated herein by reference.

Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the SEC on February 17, 2005 reporting, (i) the Change in Management of the Company; (ii) Termination of Material Contracts; (iii) Award if Definitive Material Contract; and, (iv) Financial Statements, and Exhibits filed as part of the Current Report.

The Company filed a Current Report on Form 8-K with the SEC on September 28, 2004 reporting the Company received notification from the General Service Administration’s FTS Kansas City procurement and contract office that two existing awarded contracts for which its operating division, MSSI, currently provides service at Walter Reed Army Medical Command will terminate effective March 31 and June 30, 2005.

The Company filed a Current Report on Form 8-K with the SEC on June 4, 2004 reporting the Company had entered into a definitive letter of intent to acquire Voyage Data Corporation (“Voyage Data”), a Florida based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. IJJ will acquire all of the outstanding shares of Voyage Data for a value of $2.1 million, which is a combination of stock and debt.

There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended October 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Relationship with Independent Auditors” in our 2004 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sun & Surf, Inc.

Dated: February 24, 2005	By:	/s/ Clifford Pope
Clifford Pope
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 24, 2005	By:	/s/ Clifford Pope
Clifford Pope
President Director

Dated: February 24, 2005	By:	/s/ Larry L. Brooks
Larry L. Brooks
Vice President Director

Dated: February 24, 2005	By:	/s/ Larry Swinton
Larry Swinton
Director

 IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS
TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OCTOBER 31, 2004 AND 2003

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of October 31, 2004 and 2003	2-3

Consolidated Statements of Operations for the Years ended October 31, 2004 and 2003	4

Consolidated Statements of Changes in Stockholders' Deficiency for the Years ended October 31, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Years ended October 31, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-18

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IJJ Corporation

We have audited the accompanying consolidated balance sheets of IJJ Corporation as at October 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the management of IJJ Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of IJJ Corporation as of October 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4(a) to the consolidated financial statements, the Company has suffered significant losses from operations and has recurring negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidated values.

Toronto, Ontario, Canada	“SCHWARTZ LEVITSKY FELDMAN LLP”
December 10, 2004, except for note 12 which is as of January 27, 2005	Chartered Accountants

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	At October 31, 2004	At October 31, 2003

CURRENT ASSETS
Cash and cash equivalent	$171,972	$255,178
Investments	3,098	39,248
Accounts receivable net of allowance for doubtful accounts (note 5)	11,338	605,255
Factor's holdback receivable (note 5)	3,956	101,906
Prepaid expenses	16,750	-0-
Deferred income tax assets net of valuation allowances	-0-	1,976
TOTAL CURRENT ASSETS	207,114	1,003,563

PROPERTY AND EQUIPMENT
Furniture and fixtures	66,152	62,603
Equipment	187,218	182,557
Software	14,261	-0-
Leasehold improvements	45,638	41,638
Accumulated depreciation	(137,461)	(81,917)
NET PROPERTY AND EQUIPMENT	175,808	204,881
OTHER ASSETS
Security deposit	9,500	9,500
Deferred income tax assets - long term (note 6)	-0-	17,605
TOTAL OTHER ASSETS	9,500	27,105

TOTAL ASSETS	$392,422	$1,235,549
The accompanying notes are an integral part of these consolidated financial statements.

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	At October 31, 2004	At October 31, 2003
LIABILITIES
CURRENT LIABILITIES
Accounts payable - trade	$698,920	$558,186
Accrued liabilities	505,419	359,458
Income tax liabilities	24,728	197,936
Notes payable - current	269,028	250,000
Deferred revenues	59,730	-0-
TOTAL CURRENT LIABILITIES	1,557,825	1,365,580

NOTES PAYABLE - LONG TERM (note 7)	200,000	-0-
TOTAL LIABILITIES	1,757,825	1,365,580

SHAREHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,530,000 shares issued and outstanding	21,530	21,530
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-0-	-0-

Discount on common stock	(18,830)	(18,830)

Accumulated deficit	(1,368,103)	(132,731)
TOTAL SHAREHOLDERS' DEFICIT	(1,365,403)	(130,031)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$392,422	$1,235,549

The accompanying notes are an integral part of these consolidated financial statements.

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Consolidated Statements of Operations
(Amounts expressed in US Dollars)

	YEAR ENDED OCTOBER 31, 2004	YEAR ENDED OCTOBER 31, 2003
REVENUE
Sales	$1,352,252	$4,771,162
Services	6,683,442	4,963,283
TOTAL REVENUE	8,035,694	9,734,445
COSTS OF REVENUE	5,389,635	6,617,377
GROSS PROFIT	2,646,059	3,117,068
OPERATING EXPENSES
Selling, general and administrative	3,590,320	2,459,029
Interest and finance charges	267,737	142,538
Depreciation	55,545	46,158
TOTAL OPERATING EXPENSES	3,913,602	2,647,725
NET (LOSS) INCOME FROM OPERATIONS	(1,267,543)	469,343
OTHER EXPENSE
Recapitalization Costs (Note 1)	(120,454)	(453,606)
TOTAL OTHER EXPENSE	(120,454)	(453,606)
NET (LOSS) INCOME BEFORE INCOME TAXES	(1,387,997)	15,737
Income taxes recovery (provision)	152,625	(13,950)
NET (LOSS) INCOME AFTER INCOME TAXES	$(1,235,372)	$1,787
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	21,530,000	15,887,228
(LOSS) EARNING PER SHARE	$(0.06)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Consolidated Statements of Changes in Shareholders' Deficiency
(Amounts expressed in US Dollars)

	YEAR ENDED OCTOBER 31, 2004	YEAR ENDED OCTOBER 31, 2003
COMMON STOCK
OUTSTANDING SHARES NUMBER
Beginning outstanding shares number	21,530,000	1,000
Recapitalization pursuant to reverse acquisition		21,529,000
Ending outstanding shares number	21,530,000	21,530,000
OUTSTANDING SHARES VALUE, par $0.001
Beginning outstanding shares balance	$21,530	$1,000
Recapitalization pursuant to reverse acquisition		20,530
Ending outstanding shares balance	21,530	21,530
PAID-IN CAPITAL (DISCOUNT)
Beginning paid-in capital (discount) balance	$(18,830)	$1,700
Recapitalization pursuant to reverse acquisition		(20,530)
Ending paid-in capital (discount) balance	$(18,830)	$(18,830)
ACCUMULATED DEFICIT
Beginning balance	(132,731)	(134,518)
Net (loss) income	(1,235,372)	1,787
Ending balance	(1,368,103)	(132,731)
TOTAL SHAREHOLDERS' DEFICIT	$(1,365,403)	$(130,031)

The accompanying notes are an integral part of these consolidated financial statements.

IJJ CORPORATION
(Formerly Sun & Surf, Inc.)

Consolidated Statements of Cash Flows
(Amounts expressed in US Dollars)

	YEAR ENDED OCTOBER 31, 2004	YEAR ENDED OCTOBER 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,235,372)	$1,787
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	55,545	46,158
Loss on sales of marketable securities	6,035	—
Decrease in accounts receivable - trade	593,917	49,279
Decrease (Increase) in factor's holdback receivable	97,950	(22,658)
(Increase) in prepaid expenses	(16,751)	—
Decrease (Increase) in net deferred income tax assets	19,581	(19,581)
Increase (Decrease) in accounts payable - trade	140,734	(377,889)
Increase in accrued liabilities	145,961	172,419
(Decrease) (Increase) in income tax liabilities	(173,208)	30,495
Increase in deferred revenue	59,730	—
Net cash used by operating activities	(305,878)	(119,990)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of marketable securities	39,362	—
Purchase of marketable securities	(9,247)	(988)
Purchases of property and equipment	(26,471)	(45,186)
Net cash provided by investing activities	3,644	(46,174)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	465,228	250,000
Repayments of notes payable	(246,200)
Net cash provided by financing activities	219,028	250,000
NET DECREASE IN CASH	(83,206)	83,836
BEGINNING CASH - 10/31/2003	255,178	171,342
ENDING CASH - 10/31/2004	$171,972	$255,178
Income taxes paid	—	—
Interest paid	$222,870	$133,376

The accompanying notes are an integral part of these consolidated financial statements.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

A)	Nature of Business

Sun & Surf Inc. (“SSI”), a public corporation, was incorporated in the State of New York on November 30, 2000.

At the Annual Meeting of Shareholders held on February 17, 2004, SSI’s shareholders approved the change of company name to IJJ Corporation (“IJJ”) and the reincorporation of the company in the State of Delaware. IJJ was incorporated in the State of Delaware on December 17, 2003 with the intention of reincorporating SSI from the State of New York to the State of Delaware. The reincorporation is effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by the company and IJJ on December 18, 2003. The merger took effect upon the acceptance of the Certificate of Merger by the Secretary of State of both the states of New York and Delaware on February 18, 2004 and February 17, 2004, respectively. In accordance with the Merger Agreement, SSI merged with and into IJJ and the latter became the surviving entity resulting in the change of name from Sun & Surf Inc. to IJJ Corporation.

Upon completion of the reincorporation, each of the company’s shareholders as of the record date of December 19, 2003 received one share of IJJ common stock for each issued and outstanding share of SSI’s common stock. Each share of IJJ common stock owned by SSI was cancelled.

Each share of SSI common stock issued and outstanding immediately prior to the merger was cancelled without any merger consideration. All liabilities and obligations of SSI that were not discharged became the liabilities and obligations of IJJ.

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

After the Securities Exchange Agreement was effected, SSI ceased its prior business operations and only carries on the business of MSSI.

For accounting purposes, the acquisition has been treated as a recapitalization of SSI with MSSI as the acquirer. No goodwill or other intangibles were recognized in connection with the acquisition.

Transaction costs of $453,606 consisting of legal and management consultancy fees were incurred as of October 31, 2003 relating to the reverse acquisition. During the twelve-month period ended October 31, 2004, we incurred additional recapitalization costs of $120,454.

The consolidated financial statements as of October 31, 2004 and October 31, 2003 include the accounts of IJJ (formerly SSI and only from the date of the reverse merger) and MSSI.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d)

B)	Basis of Presentation

2.	GOING CONCERN ISSUES AND MANAGEMENT’S PLANS TO MITIGATE

A)	Going Concern Issues

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company’s ability to continue as a going concern for a reasonable period of time. The Company’s financial condition for the twelve-month period ended was adversely affected by three key factors: 1. its selling, general and administrative expenses (“SG&A) increased by $1,131,291 or 46% for the period as the Company invested in new business development resources and the infrastructure necessary to handle the requirements of a publicly-held reporting entity; 2. its revenues decreased $1,698,751 or 17% for the period as the Company was unable to offset the decline in its product revenues with new service contract revenues; and 3. interest and finance expenses were up $125,199 or 88% as the Company increased its reliance on expensive accounts receivable factoring as its primary source of working capital. As a result of these adverse impacts, the Company’s operations resulted in a net loss, a deficiency in its working capital and a deficit in its shareholders’ equity.

In the current year, the Company recognized a deferred tax asset in the amount of $456,592 for future income tax reductions resulting from current operating losses available as carry-forwards to reduce future taxable income. However, a valuation allowance of $476,173, reducing the expected benefit to $-0-, was taken in this period because of uncertainty, resulting from the going concern issues, that all or some portion of the deferred asset will be realized by reduction of taxes payable on taxable income during the carry-forward period.

B)	Management’s Plan to Mitigate

To address its adverse financial condition, the Company has begun a major restructuring of operations which includes the followings actions: 1. decreasing its SG&A through staff reductions, temporary salary cuts and reductions in discretionary overhead costs; 2. putting in place payment plans with its creditors to ensure timely payment of monthly obligations; 3. increasing its emphasis on generating new revenues through a new capture management program; 4. seeking less costly financing for its working capital; 5. converting two notes payable to equity held by two of its minority shareholders; and 6. acquiring new capital through debt and equity financings. The Company believes that its financial condition will improve substantially as a result of implementing these actions. Over the next twelve months, the Company believes that its internally generated cash flow, in combination with said planned actions, will be sufficient to meet its anticipated cash requirements and return the Company to profitability. A successful turn-around leading to profits would allow for realization of tax savings from carry-forward of net operating losses since the Company’s deferred tax benefits do not expire until 2024, a period of twenty years.

3.	INTENT TO ACQUIRE VOYAGE DATA CORPORATION

On June 17, 2004, the company’s Board of Directors approved the issuance of a definitive letter of intent (“LOI”) to acquire Voyage Data Corporation ("Voyage Data"), a Florida based systems integrator which specializes in wireless security, management, and application development with a focus on healthcare. The company would acquire all of the outstanding shares of Voyage Data for a value of $2,000,000, which consideration shall be a combination of 2,175,000 of the company's common stock and a $1,000,000 promissory note secured by the assets of Voyage Data. The note would be payable in 20 quarterly installments of $50,000. Upon completion of the transaction, Voyage Data would become a wholly-owned subsidiary of the company. The company would use the acquisition to expand its current systems management and application development practice to include the fast growing wireless sector and to expand into the commercial healthcare marketplace to complement the company's Federal systems integration activities. As part of the purchase, the company will acquire intellectual property, client reference account, exclusivity, and strategic alliances from Voyage Data.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

On October 18, 2004, the company’s Board of Directors approved a resolution calling for a delay in making a decision as to proceed or not to proceed with the transaction to allow more time to complete its due diligence process and to seek terms and conditions in the deal that would be more favorable to the company. The company would resume consideration of the transaction after March 31, 2005.

The costs related to the acquisition that were incurred during the twelve-month period ended October 31, 2004 totaled $106,490, and were comprised of a good faith deposit of $50,000, legal fees of approximately $40,000 and miscellaneous expenses of $16,490.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A)	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate sufficient working capital from operations and external investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

C)	MARKETABLE AND OTHER SECURITIES

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Marketable securities consist principally of investments in shares of publicly traded corporations and mutual funds. At October 31, 2004 and 2003, all of the company’s investment in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of the security is based upon the specific identification method.

D)	SALE OF ACCOUNTS RECEIVABLE

The company adopted the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Trade accounts receivable sold are removed from the balance sheet at the time of sale.

E)	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over their estimated useful lives at the under-noted rates and methods:

Furniture and fixtures	7 years	Straight-line
Equipment	5 years	Straight-line
Software	5 years	Straight line
Leasehold improvements	5 years	Straight-line
Depreciation for assets acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

F)	LONG-LIVED ASSETS

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

G)	LONG-TERM FINANCIAL INSTRUMENTS

The fair value of each of the company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company’s current borrowing rate for similar instruments of comparable maturity would be.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

H)	REVENUE RECOGNITION

Revenues are recognized when realized or realizable and earned. The company generates two revenue streams: 1. sale of computer products, and 2. design and development of network-based computer software applications and systems technical support and call center management services. The company’s customer base is comprised of U.S.-based Federal, state and local governments, including military and civil agencies.

1) Computer Product Sales

The company is an authorized reseller of brand-name IT products including hardware and software, peripherals, office automation products, desktop and laptop systems, and computer accessories. Revenue is recognized from the sale of these products upon delivery, inspection and formal acceptance by customers. The company’s customers formally acknowledge the acceptance of product deliveries by completion of a form that acknowledges inspection and acceptance of the shipment.

2) Information Technology (“IT”) Services

Design and Development of Network-based Computer Software Applications and Systems Technical Support

The Company provides various IT professional services to its customers based on negotiated fixed-price time and materials contracts. Customers are invoiced monthly at fixed hourly rates for each hour of service provided. The company recognizes services-based revenue from all of its contracts when the service has been performed, the customer has approved the timesheets for the company’s employee or contractor providing the service and an invoice has been generated and collectibility is reasonably assured. For materials, the company recognizes revenue upon delivery, inspection and acceptance by the customer.

Call Center Management Services

The Company provides call center management services to its customers on a firm fixed-price basis. Customers are invoiced monthly at the contractual monthly price. The company recognizes services-based revenue from its firm fixed-price contracts when the service has been performed, an invoice has been generated and collectibility is reasonably assured.

i) Income Taxes
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

Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be “more likely than not” realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

j) Stock Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. The company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS 123R will be effective for the company beginning in its first quarter of fiscal 2006. Although the company will continue to evaluate the application of SFAS 123R, the company expects that adoption would not have a material impact on its results of operation.

k) Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted earning (loss) per share reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Diluted net loss per share for the year was the same as the basic net loss per share as the company did not enter into any transactions that resulted in dilution.

l) Use of Estimates

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

m) Fair Value of Financial Instruments

The company’s financial instruments consist of cash, investments, accounts receivable, accounts payable and accrued liabilities, and income taxes recoverable/payable. Unless otherwise indicated, it is management’s opinion that the Corporation is not exposed to significant interest rate or credit risk arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

n) Recent Pronouncements (cont’)

SFAS No. 123 - Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

SFAS No. 123R - Share-Based Payment (revised 2004). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.

SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

SFAS 151 - Inventory Costs. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively.

SFAS 152 - Accounting for Real Estate Time-Sharing Transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted.

SFAS 153 - Exchanges of Non-monetary Assets. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

IJJ believes that the above standards, except for SFAS No. 123R (see Note 4 j) would not have a material impact on its financial position, results of operations or cash flows.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

5.	ACCOUNTS RECEIVABLE

	2004 $	2003 $

Accounts receivable, gross	1,441,375	1,848,217
Less: Allowance for doubtful accounts	142,415	-
Less: Invoices sold and assigned	1,287,622	1,242,962
Accounts receivable, net	11,338	605,255

The company carries accounts receivable at the amount it deems to be collectible. Accordingly, the company provides allowances for accounts receivable it deems to be uncollectible based on management’s best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

The company has an existing $2,000,000 credit facility agreement with a financial institution. Under this agreement, the financing source provides advances of up to 85% of the company’s acceptable accounts receivable that are sold and assigned. These accounts receivables are sold with recourse against the company. Consequently, the company is contingently liable for any amounts advanced for accounts receivable sold and assigned that are subsequently considered uncollectible. The company has not historically experienced significant credit losses with respect to receivables sold and, as such, no liability was recognized.

The financing facility is secured by liens on company’s accounts receivable and by personal guarantees of its principal shareholders. Interest is calculated at prime rate plus 1% on the daily average balance of unpaid accounts sold plus a 0.95% monthly fee of such average balance.

Costs related to accounts receivable sold amounted to $222,870 and $133,376 in 2004 and 2003, respectively.

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

6.	DEFERRED TAX ASSETS AND LIABILITIES

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to temporary differences between amounts reported in the financial statements and those reported in the tax returns and carry-forwards of certain amounts deductible in future tax returns and credits against future tax liabilities. A valuation allowance is used to reduce the carrying value of deferred tax assets when it is uncertain that all or a portion of such asset will be realized by a reduction of taxes payable on taxable income in the periods available for carry-forward of tax return net operating losses.

Temporary differences and carry-forwards that give rise to the deferred tax assets and liabilities at October 31, and the related allowance for uncertainty are as follows:

	2004	2003
	$	$
Deferred tax assets:
Intangible assets deductions	17,538	21,850
Plant & equipment deductions	4,351
Tax loss carry-forwards	454,264
Total deferred tax assets	476,153	21,850
Deferred tax liabilities:
Plant and equipment deductions	0	2,269
Total deferred tax liabilities	0	2,269
Deferred tax asset net before allowance	476,153	19,581
Less: Allowance for uncertain realization	(476,173)	0
Total deferred tax asset net	0	19,581
Classification in the consolidated balance sheets:
Deferred income tax benefit - current	0	1,976
Deferred income tax benefit - non-current	0	17,605
Total deferred tax asset	0	19,581

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

The Company has approximately $987,529 of operating loss carry-forwards, arising from the current and prior fiscal years, remaining to offset future taxable income. Of that amount, $299,427 expires in fiscal year 2024 and $688,102 expires in fiscal year 2025.

7.	NOTES PAYABLE

	At October 31, 2004	At October 31, 2003

An unsecured note with interest rate of 15%, per annum (5% prior to October 31, 2003) payable to a corporation controlled by a minority shareholder and is payable on demand. The Company is in the process of renegotiating this note with the lender to restructure an extension of the maturity date.	$100,800	$250,000

Partial advances of a $250,000 convertible promissory note payable to a minority shareholder. The note bears interest rate at 6%, per annum and payable on demand after December 30, 2005. Conversion of the unpaid principal and interest balances into the Company's common stock shares is exercisable at the option of the Company during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on that conversion date.	110,000	-0-

A convertible promissory note payable to a minority shareholder with a maturity date of December 30, 2005, with an interest rate of 6%, per annum. Conversion of the unpaid principal and interest balances into the Company's common stock shares is exercisable at the option of the Company anytime during the period commencing 30 days prior to the demand date and based on the closing price of the common stock on that conversion date.	90,000	-0-

A note payable to a trade supplier, non-interest bearing, payable in monthly installments of $20,000 with a final payment of $23,188 on August 19, 2004. The note resulted from a conversion of accounts payable totaling $113,188. The Company is in the process of renegotiating this note for an extension of maturity date.	63,188	-0-

A note payable to a trade supplier, non-interest bearing, payable in monthly installments of $32,000 each beginning August 15, 2004 to December 15, 2004. The note resulted from a conversion of accounts payable totaling $152,040.	105,040	-0-

TOTAL NOTES PAYABLE	469,028	250,000

LESS: CURRENT PORTION	269,028	250,000

NOTES PAYABLE - LONG TERM	$200,000	$—

All of the long term portion becomes payable in December 2005.

Interest expense related to these notes were $27,661 and nil for the year ended 2004 and 2003, respectively.

8. SEGMENTED INFORMATION

IJJ Corporation has two reportable segments: product sales and information technology (“IT”) services, which include the design and development of network-based computer software applications, systems technical support and call center management. All sales are generated in the United States and 90% of its sales are to Federal, state and local governments while the 10% of sales are to commercial customers. The product sales segment includes revenues from the company’s activities as a reseller of computer products to customers in Federal, state and local governments. Such products include workstations, laptop and desktop computing devices, printers, peripherals and a host of other products used in network-based systems. The company purchases its products for resale from distributors and manufacturers, and the company arranges for shipment of products directly from its suppliers to its customers so as to eliminate the need to maintain an inventory. The services segment provides network-based IT support, software development and management of call center operations. The company’s services revenue are generated principally through sales to Federal, state and local customers, and the associated revenues are structured as service contracts that are based on either fixed pricing or time and materials pricing. The company’s service contracts are generally for an initial one-year period of performance and include option years (up to four years) that are exercisable by its customers.

The company’s accounts receivable are maintained on a segmented basis. At October 31, 2004 accounts receivable on a gross basis were $1,441,375, of which, product sales represented $12,569 or approximately one percent and services represented $1,428,806 or approximately 99%.. At October 31, 2003, accounts receivable on a gross basis were $1,848,217 and product sales totaled $1,174,791 or approximately 64% and services totaled $673,426 or approximately 36%. All other assets for the company are reported at the corporate level.

The accounting policies of the segments are the same as those described in Note 4 - Summary of Significant Accounting Policies. The company evaluates performance based on profit or loss from operations to arrive at net income or loss for the reportable segments. The company does not allocate income taxes or extraordinary items in its segments.

The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. For the periods covered in this report, the company had no inter-segment sales.

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business require different technology and marketing strategies. All of the businesses were acquired as part of the stock exchange transaction with the shareholders of Management Solutions and Systems, Inc (refer to Note 1. a) - Nature of Business

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)
8. SEGMENTED INFORMATION (Cont’d)

	Year 2004
	Product Sales	Services	Corporate Items	IJJ Consolidated

Revenue	1,352,252	6,683,442	-	8,035,694

Costs of Revenue	1,280,799	4,108,836	-	5,389,635

Gross Profit	71,453	2,574,606	-	2,646,059

Operating Expenses:
Selling, general & administrative	198,050	3,325,490	66,780	3,590,320
Interest and finance charges	7,230	260,507	-	267,737
Depreciation	1,500	54,045	-	55,545
Total Operating Expenses	206,781	3,640,042	66,780	3,913,602

Net (Loss) Income From Operations	(135,327)	(1,065,436)	(66,780)	(1,267,543)

Other Expense
Recapitalization Costs	-	-	120,454	120,454

Total Other Expense	-	-	120,454	120,454

Net (Loss) Income Before Income Taxes	(135,327)	(1,065,436)	(187,234)	(1,387,997)

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

8. SEGMENTED INFORMATION (Cont’d)

	Year 2003

	Product Sales	Services	Corporate Items	IJJ Consolidated

Revenue	4,771,162	4,963,283	-	9,734,445

Costs of Revenue	3,752,966	2,864,411	-	6,617,377

Gross Profit	1,018,196	2,098,872	-	3,117,068

Operating Expenses:
Selling, general & administrative	692,789	1,766,240	-	2,459,029
Interest and finance charges	46,560	95,978	-	142,538
Depreciation	15,078	31,080	-	46,158
Total Operating Expenses	754,427	1,893,298	-	2,647,725

Net (Loss) Income From Operations	263,769	205,574	-	469,343

Other Expense
Recapitalization Costs	-	-	453,606	453,606

Total Other Expense	-	-	453,606	453,606

Net (Loss) Income Before Income Taxes	263,769	205,574	(453,606)	15,737

F-18

IJJ CORPORATION
(Formerly Sun & Surf Inc.)
Notes to Consolidated Financial Statements

October 31, 2004 and 2003

(Amounts expressed in US Dollars)

9.	LEASE COMMITMENT

Rental of office space under operating lease amounted to approximately $60,000 in 2004 and $63,000 in 2003.

The approximate minimum rental payments required under the lease agreement that expires in February 2007 are as follows:

Payable during the following periods:

Within one year	$60,300
Over one year but not exceeding two years	62,100
Over two years but not exceeding three years	26,300
$148,700

10.	ECONOMIC DEPENDENCE AND CONCENTRATION OF CREDIT RISKS

The company’s revenues are derived from sales of goods and services to the different departments of the various government agencies. The loss of these customers could have a material adverse effect on operations. The majority of the company’s receivables as of October 31, 2004 and October 31, 2003 represents sales to these customers. The company’s receivables are unsecured and are generally due in 30 days.

11.	STOCK OPTION PLAN

At the Annual Meeting of shareholders held on February 17, 2004, the Company's shareholders approved the adoption of the IJJ Corporation 2004 Stock Option Plan. Eligible participants under the plan include key employees, directors and advisors of the Company and its subsidiaries. The options are not assignable or transferable and will expire ten years after the grant date. The purchase price of the common shares under the plan must be equal to the fair market value of the Company common stock at the time the option is granted or higher as may be determined by the Plan Committee or the Board of Directors at the time of grant. The maximum aggregate number of shares of common stock that may be issued and sold under the plan is 10,000,000. The maximum aggregate number of shares issued under the plan during any given year must not exceed 10% of the total outstanding shares of the company during such calendar year. As of October 31, 2004, no options have been granted.

12.	SUBSEQUENT EVENTS

On November 24, 2004 the company issued a promissory note to a trade supplier in the amount of $64,136 to cover our past due accounts payable balance. The note bears interest at the rate of seven percent, per annum, and calls for payments beginning December 30, 2004 and ending November 30, 2008.

On December 15, 2004 the company issued a promissory note to a trade supplier in the amount of $11,310 to cover our past due accounts payable balance. The note bears interest at the rate of fifteen percent, per annum, and calls for payments beginning January 1, 2005 and ending August 1, 2005.

On December 28, 2004 the company issued a promissory note to a trade supplier in the amount of $91,247 to cover our past due accounts payable balance. The note bears interest at the rate of eighteen percent, per annum, and calls for payments beginning January 18, 2005 and ending September 18, 2005.

On January 27, 2005 the company issued a promissory note to a professional services supplier in the amount of $123,855 to cover our past due accounts payable balance. The note bears no interest and calls for payments beginning February 28, 2005 and ending December 31, 2006.